Form 10KSB
period 2000-03-31
PEABODYS COFFEE INC/NV
filed 2000-06-29
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-28595

                              PEABODYS COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)

     Nevada                                             98-0209293
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                     Identification No.)

     3845 Atherton Road, Suite 9
     Rocklin, California                                95765
     (Address of Principal Executive Office)            (ZipCode)

                                 (916) 632-6090
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $2,124,395.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of May 4, 2000, [in the past 60 days], was approximately $9,217,722.

                                TABLE OF CONTENTS

PART I  (Alternative 2)

Item 1   Description of Business                                               3
Item 2   Description of Property                                              20
Item 3   Directors, Executive Officers and Significant Employees              21
Item 4   Remuneration of Directors and Officers                               22
Item 5   Security Ownership of Management and Certain Securityholders         22
Item 6   Interest of Management and Others in Certain Transactions            23

PART II

Item 1   Market Price of and Dividends on the Registrant's Common
         Equity and Other Shareholder Matters                                 25
Item 2   Legal Proceedings                                                    26
Item 3   Changes in and Disagreements with Accountants                        26
Item 4   Submission of Matters to a Vote of Security Holders                  27
Item 5   Compliance with Section 16(a) of the Exchange Act                    27
Item 6   Reports on Form 8-K                                                  27

PART F/S

PART III

Index to Exhibits                                                             29

SIGNATURES                                                                    30

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                             PART I (ALTERNATIVE 2)

ITEM 1.   DESCRIPTION OF BUSINESS
          (FORM 1-A  MODEL B  ITEM 6)

OVERVIEW

     Peabodys Coffee, Inc., a Nevada corporation (the "Company" or "Peabodys"), is in the business of selling specialty coffee drinks. Peabodys sells its coffee drinks by the use of coffee espresso bars (kiosks), positioned in corporate and institutional locations. Peabodys believes that the highest level of growth, stability and return on investment in the specialty coffee market is available through targeting a "captive" market niche, and by avoiding direct competition with "retail" companies such as Starbucks, Diedrich Coffee, Seattle's Best and others located in fixed, store-front locations. As described in detail below, Peabodys' kiosks require comparatively lower levels of capital investment, overhead and advertising, and are simple to operate.

     Peabodys' kiosks, while usually appearing permanent, are portable and often completely self-contained, with the exception of power. They are generally located in commercial and educational facilities, including corporate offices, industrial facilities, office buildings, universities, colleges, hospitals and entertainment venues. Peabodys' marketing strategy is to enter into subcontracts with companies having general contracts for food services for the above sites, which allow Peabodys to locate its coffee kiosks in the sites in exchange for a percentage of the gross revenue generated by the kiosks. Three of Peabodys' foodservice provider clients, Sodexho-Marriot, The Compass Group and ARAMARK, control more than 8,500 institutional foodservice sites across the country (Nations Restaurant News Special Report-Top 100 Contract Chains 1999), providing the Company with the opportunity for growth, although the Company recognizes that not all of these sites are suitable locations for the Company's kiosks.

     The Company is currently operating 26 kiosk outlets and has achieved profitability at the "unit level" at 24 of these locations. The Company designates a kiosk to be profitable at the "unit level" when the kiosk generates net income after accounting for all expenses directly related to the specific unit. These direct expenses consist of: cost of goods sold, occupancy costs, operating expenses and fully loaded labor costs which include employer contributions, benefits and workers compensation.

     Despite the "unit level" profitability described above, the Company has not been profitable. As the accompanying financial statements show, in its last fiscal year which ended on March 31, 2000, the Company had a net operating loss of $774,223, and an overall net loss of $372,608. These losses indicate that any profits at the unit level are overshadowed by the Company's expenses at the corporate level. These corporate level expenses consist of: (i) corporate salaries; (ii) professional fees (primarily legal and accounting); (iii) consultant fees; (iv) lease payments and related expenses to maintain corporate offices; (v) insurance premiums; (vi) interest expense on Company debt; and
(vii) depreciation expense on the Company's capital assets, which consist primarily of the kiosks. The Company's balance sheet as of March 31, 2000 showed a shareholders' deficit of $399,335, and current liabilities exceeding current assets by $926,443.

     Because of the Company's operating losses and financial situation, note 3 of the accompanying financial statements expresses a "going concern opinion:"

     These statements are presented on the basis that the Company is an on-going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show a loss from the results of operations of $774,4223, that the Company has a shareholders' deficit of $399,335, and current liabilities exceed current assets by $926,443. Without an infusion of additional capital, the Company's ability to continue operations is doubtful.

     In order to address the issue of the Company's continuation as a going concern, the Company has taken the following actions:

     First, the Company launched its plan to eliminate $1 million of debt from its balance sheet. As of March 31, 2000, this plan has resulted in debt conversion and/or debt forgiveness totaling approximately $979,000. The debt conversion/debt forgiveness transactions consist of the following: (i) the conversion into common stock of $307,500 of bridge notes in default, and debt forgiveness of $205,000 of accrued interest on the bridge notes; (ii) $31,900 of trade debt converted into common stock, and debt forgiveness of an additional $26,700 of trade obligations; (iii) short term notes, with principal values totaling $167,000, were converted into common stock by the noteholders who used their debt to exercise options held by the noteholders; and (iv) debt forgiveness of $240,900 related to the settlement of accrued professional fees. These transactions were effected in the third and fourth quarters of the Company's fiscal year ending March 31, 2000 ("fiscal 2000"). Although the success of this debt conversion/forgiveness improves the appearance of the Company's balance sheet, it does not directly improve the profitability of the Company's operations. Based on the success of the debt reduction plan, the Company intends to continue with efforts to further reduce its debt by using the same or similar approach. In addition, the Company believes that a consistently improving balance sheet will enhance the Company's ability to attract investment capital.

     Second, the Company recognizes that it must continue to grow while exploring opportunities in additional channels of trade within the specialty coffee industry. The Company believes that drive-thru and wholesaling offer both synergy with the Company's core operations and high growth potential on their own. As such, the Company has recently engaged the services of various consultants to enhance M & A activity within the industry by locating potential acquisition targets, and to further develop the Company's core institutional operations.

     Third, on June 19, 2000, the Company acquired certain assets of Arrosto Coffee Company, LLC. Included in the acquired assets is a coffee roasting facility in southern California which has the capacity to meet current production demands and could potentially lower the Company's cost of roasted coffee by as much as 35%. In addition, the acquired assets bring to the Company existing wholesale trade and the potential for further wholesale trade development which opens a new channel of distribution for growth into the specialty coffee market.

     Fourth, the Company believes that its "fully reporting" status in conjunction with an improving balance sheet and defined M & A opportunities will enhance the Company's goal of attracting new capital. The Company clearly realizes the importance of attracting new investment capital and, as such, has engaged the services of various consultants to assist in accomplishing this goal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors Affecting the Company".

     The Statements of Loss and Accumulated Deficit show a substantial increase in Sales and Gross Profit, and a substantial decrease in the Net Loss for the year ended March 31, 2000 over the prior year. The Company also shows a significant ongoing increase in the Accumulated Deficit at year-end. Although the Net Loss is reduced in 2000, the loss is substantial and indicates poor operating performance.

     REVENUES

     Net revenues for the twelve months ended March 31, 2000 increased 18.4% to $2,124,395 from $1,794,838 for the corresponding period in fiscal 1999. This was due primarily to an increase in the number of operating kiosks from 23 to 26. Retail kiosk and cart sales accounted for 100% of revenues for both periods. For the twelve months ended March 31, 2000, net revenue was generated from 11 different clients and special events, with the largest client being The Compass Group, representing 28.2% of total net revenue.

     COSTS AND EXPENSES

     Cost of goods sold for the twelve months ended March 31, 2000 increased to $877,074 from $685,176 for the same period in fiscal 1999. As a percentage of net revenues, cost of goods sold increased to 41.3% for the twelve months ended March 31, 2000 from 38.2% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to a slow payment history resulting in a decrease in purchasing power. During the twelve months ended March 31, 2000, 6 units were closed because of unit level operating losses. These units accounted for $90,400 of the Company's net revenue, $46,900 of cost of goods sold (51.9%), and $40,500 of the total operating loss.

     Employee compensation and benefits for the twelve months ended March 31, 2000 increased to $1,107,772 from $929,879 for the same period in fiscal 1999. As a percentage of net revenues, employee compensation and benefits for the twelve months ended March 31, 2000 remained consistent with the comparable period in fiscal 1999.

     General and administrative expenses for the twelve months ended March 31, 2000 increased to $287,122 from $257,059 for the same period in fiscal 1999. As a percentage of net revenues, general and administrative expenses decreased to 13.5% for the twelve months ended March 31, 2000 from 14.3% for the comparable period in fiscal 1999.

     Occupancy costs for the twelve months ended March 31, 2000 increased to $311,370 from $303,101 for the same period in fiscal 1999. As a percentage of net revenues, occupancy costs decreased to 14.7% for the twelve months ended March 31, 2000 from 16.9% for the comparable period in fiscal 1999. The decrease as a percentage of net revenues was primarily due to lower revenue sharing rates resulting from both renegotiated contracts and new client contracts at lower revenue sharing rates.

     Director and professional fees for the twelve months ended March 31, 2000 increased to $200,106 from $110,325 for the same period in fiscal 1999. As a percentage of net revenues, director and professional fees increased to 9.4% for the twelve months ended March 31, 2000 from 6.1% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the engagement of an investor relations firm and increased legal and accounting fees associated with filing the Company's Form 10-SB registration statement.

     Depreciation and amortization expense for the twelve months ended March 31, 2000 increased to $113,503 from $101,657 for the same period in fiscal 1999. The increase was primarily due to the acquisition of property and equipment associated with the Northern Lights Coffee purchase in April 1999.

     Interest expense for the twelve months ended March 31, 2000 decreased to $66,372 from $105,727 for the same period in fiscal 1999. As a percentage of net revenues, interest expense decreased to 3.1% for the twelve months ended March 31, 2000 from 5.9% for the comparable period in fiscal 1999. The decrease was primarily due to savings from the conversion of interest bearing debt into shares of common stock. $312,000 of debt was converted to common stock in December 1999, $4,500 in April 1999 and $77,000 in March 1999.

     Operating losses for the twelve months ended March 31, 2000 increased to $774,223 from $632,359 for the same period in fiscal 1999. As a percentage of net revenues, operating losses increased to 36.4% for the twelve months ended March 31, 2000 from 35.2% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the engagement of an investor relations firm and increased legal and accounting fees associated with filing the Company's Form 10-SB registration statement.

     Net loss for the twelve months ended March 31, 2000 decreased to $372,608 from $738,086 for the same period in fiscal 1999. As a percentage of net revenues, net losses decreased to 17.5% for the twelve months ended March 31, 2000 from 41.1% for the comparable period in fiscal 1999. The decrease was primarily due to extraordinary income resulting from debt forgiveness of $205,000 of accrued interest payable on notes, and $260,000 on creditor obligations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company ended its fiscal year with a working capital deficit of $926,443. Cash and cash equivalents increased $22,835 during the twelve months ended March 31, 2000. Cash utilized by operating activities totaled $401,194 during the fiscal year 2000, primarily due to an operating loss of $774,223 offset by a combined increase in accounts payable and accrued expenses of $317,002.

     Cash utilized for investing activities for the twelve months ended March 31, 2000 included capital additions to property and equipment of $144,479 primarily related to the acquisition of Northern Lights Coffee and the opening of the South Lake Tahoe retail unit.

     The Company had net cash provided from financing activities for the twelve months ended March 31, 2000 totaling $606,648. Cash from financing activities primarily consists of $59,995 from net short-term borrowing and $556,027 net proceeds from the sale of Company stock. These amounts were utilized in the day-to-day operations of the Company.

     Management has instituted a plan to eliminate a minimum of $1 million of debt from its balance sheet. Currently, this ongoing program has resulted in debt conversion and/or debt forgiveness totaling approximately $979,000. Management is confident that it will meet its debt reduction objective. Although this debt conversion/forgiveness will improve the appearance of the Company's balance sheet, and therefore assist the Company in raising investment capital, it will not directly improve the profitability of the Company's operations. In conjunction with the debt reduction program, the Company has successfully secured $300,000 of private equity capital in January 2000, from a source that the Company feels may represent the potential for additional future equity investments. In addition, the Company believes that it has the means to attract other sources of equity capital based on the current success of its plan addressing the "Going Concern" issue.

     Management estimates that the number of Company-operated units will need to grow to at least 40 with comparable or slightly improved performance to the existing units in order to reach break even with operational costs. The Company estimates that this growth to 40 units will require approximately $500,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve. In anticipation of this growth and the need for additional capital, the Company is currently negotiating with several alternative sources of capital. Management believes that one or more of these sources could be in place in fiscal year 2001. However, there can be no assurances that such capital will be in place.

INDUSTRY OVERVIEW

     According to the National Coffee Association's 1999 study, cited the Specialty Coffee Association of America's 1999 Coffee Market Survey, 48.5% of Americans consider themselves to be coffee drinkers. On average they drink 1.4 cups per day. The U.S. coffee market consists of two distinct product categories: (1) commercial ground roast, mass-merchandised regular brewed coffee and (2) specialty coffees (premium grade arabica coffees sold in whole bean and ground form) and other premium coffees.

     The National Coffee Association estimates that 47% of Americans - 108 million people - drank specialty coffee beverages in 1998, up from 35% - 80 million people - in 1997. The U. S. specialty coffee industry now purchases over
2.7 million bags of arabica coffees, which represents $396 million, or 5% of the world's output. U. S. retail coffee bean sales exceed $2.1 billion, and beverage retail sales exceed $3.1 billion, annually.

     Within the specialty coffee category, specialty coffee retail sales have become the fastest-growing segment. As reported in Specialty Coffee Association of America's 1999 Coffee Market Survey:

     During the past five years, specialty coffee beverage retailers have become the fastest growing distribution channel in the specialty coffee industry. The number of these retail beverage outlets is expected to reach 12,000 locations by the end of 1999. This number will include 3,500 coffee cafes, 2,700 coffee bars and kiosks, 2,100 espresso carts, and 1,200 Roaster-Retailers. . . . Although current U.S. consumption is flat, consumers are purchasing more value-added products through the specialty coffee industry, which is driving up the overall market value. In short, consumers are not drinking more coffee, but they are just choosing to drink better coffee. Coffee consumers have been moving away from priced-based purchasing to a purchasing trend that focuses on product variety and quality. This quality-conscious purchasing trend has evolved coffee from a beverage of pseudo-commodity characteristics to one with cultural and sensory ties.

     The Company believes that several factors have contributed to the increase in demand for specialty coffee including:

     o Greater consumer awareness of specialty coffee as a result of its increasing availability;

     o Increased quality differentiation over commercial grade coffees by consumers;

     o Increased demand for all premium food products, including specialty coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste; and

     o Ease of preparation of specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

COMPANY BACKGROUND

PEABODYS CA

     The current business of the Company began with the formation of Peabodys Coffee, Inc., a California corporation ("Peabodys CA"), in 1995. Co-founder Todd Tkachuk (who is currently an officer and director with the Company) conceived of a company which would contract with an institutional food service vendor (the "client"), such as Sodexho Marriott, The Compass Group, or ARAMARK, that held the food service contract for an institutional setting (the "host organization"), such as a corporate facility, college, university, or hospital. As with the Company today, Peabodys CA would enter into a subcontract with the client (which had a general contract to provide food services to the host facility) to install coffee kiosks at the host organization. In return, Peabodys CA paid the client a percentage of the gross revenues generated by each kiosk.

     As with the Company today, Peabodys CA would open a new site in approximately three weeks, at an all-in cost, including initial inventory and pre-opening expenses, of less than $30,000. Because physical plant consisted of a self-contained kiosk that required minimal, if any, tenant improvements, the Company would relocate to a new site, if necessary, without abandoning a large fixed investment. As mentioned above, in return for its right to provide turn-key specialty coffee service, Peabodys CA would compensate the food service vendors through revenue-sharing, typically averaging about 15% of total revenues generated at the site.

     The Peabodys CA model, which is now the model of the Company today, differs from traditional specialty coffee retailers in the following significant ways:

     o No direct competition with Starbucks and other retail specialty coffee sellers operating from fixed, "store-front" locations.

     o Access to large numbers of sites through food service clients who have relationships already in place with such sites.

     o Captive customer populations at such sites, such as office buildings, hospitals and schools, resulting in no direct competition at the site itself, and therefore no need for significant advertising expenses.

     o Low initial investment and short time periods required to open new sites.

     o No expenses for utilities or common area maintenance charges, since these are generally provided for in the foodservice provider's general contract.

     o    Kiosks can be relocated easily if necessary

THE COMPANY

     Concurrent with Peabodys CA's development of its specialty coffee business, as described above, the Company was existing as a development stage company formed for the purpose of mineral exploration and mine development. The Company was incorporated under the laws of the State of Nevada on July 26, 1989 with the name Kimberly Mines, Inc. Several months later the Company was the surviving company in a merger with Blue Ute Mining & Exploration, Inc., a Utah corporation. On August 15, 1997 the Company changed its name to Mine-A-Max
Corporation. The Company continued to exist as a development stage mining company until its merger with Peabodys CA in 1999.

THE MERGER

     On March 12, 1999, Peabodys CA entered into a Plan and Agreement of Reorganization (the "Agreement") with the Company. The Agreement provided for a share exchange in which the Company offered shareholders of Peabodys CA one (1) share of the Company's common stock in exchange for one (1) share of Peabodys CA common stock. The shares were offered by the Company in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Agreement provided further that, after the Company had acquired a majority of the outstanding stock of Peabodys CA, the Company would: (i) elect a new board of directors for the Company composed of the former management of Peabodys CA; (ii) amend the Company's articles of incorporation to change its name to "Peabodys Coffee, Inc.;" (iii) amend and restate the Company's bylaws; and (iv) effect a merger of Peabodys CA into the Company.

     On  March  15,  1999  the  Company   filed  an  Amendment  to  Articles  of
Incorporation  with the  State of  Nevada  changing  its  name  from  Mine-A-Max
Corporation to Peabodys Coffee, Inc. On June 30, 1999, the Company effected a merger ("Merger") by filing Articles of Merger in the State of Nevada, with Peabodys CA as the disappearing corporation and the Company as the surviving corporation, with the outstanding shares of Peabodys CA converted into shares of the Company on a one-to-one basis.

     In effecting the Merger, the Company did not send a notice of approval of the Merger and appraisal price of the shares to Peabodys CA shareholders in accordance with Corp. C. ss. 1301(a) for the exercise of dissenters' rights. This notice is required to be sent to shareholders within 10 days following the approval of the reorganization by the outstanding shares. Within 30 days of the mailing of such notice, any shareholder who wishes to require the corporation to purchase their shares for cash must make a demand on the corporation and submit the certificates representing their shares. The demand must contain a statement as to what the shareholder claims to be the fair market value of the shares as of the day before the announcement of the proposed merger (Corp. C. ss. 1301(c)). If the corporation agrees with the shareholders claim as to fair market value, the shareholder is entitled to the agreed price with interest thereon at the legal rate applied to judgments; if the corporation does not agree with the shareholder's claim as to fair market value, the shareholder may file an action in the proper superior court to determine the fair market value (Corp. C. ss. 1303(a), 1304(a)).

     The Company did not send a notice of approval of the Merger and appraisal price of the shares to Peabodys CA shareholders. Consequently, no Peabodys CA shareholders delivered a demand to exercise dissenters' rights under Corp. C. ss. 1301(b) in connection with the Merger, and there were no "dissenting shares," as defined in Corp. C. ss. 1300(b). Peabodys CA did, however, send a Confidential Offering Circular and Term Sheet and a subscription agreement to all of its shareholders to allow each shareholder to participate in the exchange of shares immediately preceding the Merger. Peabodys CA received executed subscription agreements from shareholders holding over 90% of its outstanding common stock. On June 30, 1999, in effecting the Merger, all shares of Peabodys CA common stock were converted to shares of the Company's common stock, including those of shareholders who did not execute the subscription agreement.

     It is possible that former Peabodys CA shareholders who did not execute the above-mentioned subscription agreement may seek to exercise their dissenters rights. Although Peabodys CA did not meet the technical notice requirement set forth in Corp. C. ss. 1301, all Peabodys CA shareholders received notice of the Merger through the distribution of the above-described disclosure document and subscription agreement in connection with the share exchange immediately preceding the Merger. If any former Peabodys CA shareholder wishes to exercise dissenters rights, the Company, as the successor in interest to Peabodys CA, would seek to settle the action by allowing the retroactive exercise of dissenters rights on terms negotiated between the parties. At this time, one former Peabodys CA shareholder, holding 5,000 shares of common stock, has sent the Company a letter requesting that he be entitled to exercise dissenters' rights. The Company is in the process of settling this request.

     It is difficult to accurately quantify the potential exposure to the Company with respect to the Merger. Of the 5,902,736 shares of Peabodys CA common stock outstanding prior to the Merger, approximately 5,279,871 shares have given their written approval of the Merger, leaving approximately 550,000 shares which presumably could seek to exercise dissenters' rights. Pursuant to applicable law, the fair market value for dissenting shares is determined as of
the  day  before   the  first   announcement   of  the  term  of  the   proposed
reorganization. Corp. C. ss. 1300(a). In the case of the Merger, that date would be March 12, 1999. On that date, the most recently prepared balance sheet of Peabodys CA (dated December 31, 1998, approximately 75 days earlier) showed that Peabodys CA's liabilities exceeded its assets, for a total shareholders' deficit of $1,043,669, which meant that Peabodys CA's shares had a book value negative $
 .18 per share. Peabodys CA's financial condition had not changed substantially on March 12, 1999 when the reorganization was announced. Book value is one method used to determine fair market value. Given the insolvency of Peabodys CA at the time of the announcement of the Merger, the Company estimates that the most it would possibly pay to former Peabodys CA shareholders in settlement would be approximately $ .10 per share. This would lead to an estimated maximum total exposure of approximately $55,000. This is an estimate only, and in this context such estimate may prove inaccurate.

     The Company is in the midst of completing formalities in connection with the Merger, such as issuing new share certificates to the former holders of Peabodys CA shares. The Company has not filed the proper document to effect the Merger in the State of California, as set forth in Corp. C. ss. 1108(d). When this document is filed, because more than six (6) months will have elapsed between the filing of the Articles of Merger in the State of Nevada and the filing of the proper document in California, the Merger will be effective in California as of the date of the later filing, all in accordance with Corp. C. ss. 1108(e). The effect on the Company of this later effective date is not clear at this time.

BUSINESS STRATEGY AND OPERATION

     In order to take advantage of the growing market for specialty coffee as described in the "Industry Overview," above, the Company has developed a business strategy based on the following concepts:

     Business and Institutional Locations. The Company focuses on locating its coffee kiosks in business and institutional areas. The Company has experienced both lower competition and reduced advertising and marketing expenses by installing kiosks in such areas, since the kiosks have a nearby captive audience of employees and students at business and institutional sites.

     Quality Coffee. Peabodys strives to use coffees of a very high quality. The product mix offered by each kiosk can be tailored to meet the taste and preferences of each locale.

     Low Cost Operations. The cost of opening and operating each kiosk is less than the cost of opening and operating the fixed, retail stores operated by many other specialty coffee retailers. Each kiosk can achieve profitability with sales as low as $300 per day. Currently, Peabodys per-unit revenue averages approximately $450 per operating day.

SITE FORMAT AND OPERATIONS

     Each existing Peabodys site consists of a kiosk that measures approximately six feet long, three feet deep, and four feet high (counter level), with related equipment and display space. Standard equipment on the kiosk includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display racks for baked goods and other non-coffee items. All kiosks are equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. Under the terms of its contracts, Peabodys is usually allotted both dry and cold storage space within the host's commissary facilities, at no charge to the Company.

     Peabodys utilizes a client-host/captive-consumer model. This model has two distinctive components. The client-host component means that Peabodys establishes relationships with its "clients" (large institutions and food service providers) with the intention of multiple kiosk placements within the client's area of operation. In lieu of rent, Peabodys normally pays the client a percentage of the revenues generated by each kiosk, thereby giving the client incentive to assist Peabodys in a successful kiosk placement. Clients with widespread operations provide many opportunities for Peabodys to place its kiosks.

     The captive-consumer component refers to the placement of kiosks in heavy traffic areas where people (potential customers) have already congregated for other reasons. Examples of typical placements are the lobbies of large buildings, or school campuses. Unlike a fixed store which relies on attracting foot traffic to its location, Peabodys already has a customer base at its location. Peabodys locates its kiosks where the customers are, as opposed to requiring the customer to come to Peabodys' location.

     The typical Peabodys site, which includes the kiosk, related components, and workspace for employees, occupies a footprint of approximately 100 square feet. Due to the client-host/captive-consumer model described above, the Company incurs no fixed rental expense for this real estate. Likewise, there are no common area maintenance charges, and all utilities, such as electricity, heat, air conditioning, and water, are furnished by the host or client at no cost to Peabodys.

     Each Peabodys location is staffed with a site manager and from two to eight baristas (the Italian term for a person skilled in the art of espresso preparation), depending on the population of the site's captive customer base, the hours of operation, the mix of hours available from part-time employees, and similar factors. To assure available staffing at all times, Peabodys is also building a pool of on-call labor to work on an as-needed basis, much as schools draw from a pool of substitute teachers to fill in as needs arise.

     Most baristas work part-time, typically in four-hour intervals. Site managers, all of whom are full-time employees, serve customers during their shifts in addition to performing supervisory and administrative duties such as recruiting, hiring, and supervising staff, assuring compliance with corporate procedures and the Company's key operating imperatives, taking inventory, and completing daily performance reports for corporate headquarters. Specific accountabilities for site managers include quality and service, employee performance, sales, and profitability. Site manager compensation is strongly performance-related, with execution of the four operating imperatives and over-budget profitability bringing open-ended gain-share rewards.

     Standout site managers, known as "cell leaders," oversee strategic groupings of sites. Cell leaders remain accountable for their own sites' performance, but take on additional duties to support the cell, for which they earn extra compensation. In particular, such duties include: (i) building peer chemistry within the cell; (ii) participating in training and coaching projects;
(iii) designing and executing local site-specific marketing programs; (iv) supporting new site openings; and (v) implementing specific initiatives to support the four key operating imperatives within the cell. Given these additional responsibilities, cell leaders receive somewhat higher staffing support at their own sites.

     Establishing and maintaining Peabodys' specialty coffee kiosks is relatively simple. The kiosk is compact, modular in design, and self-contained. No significant preparation is needed at the host location other than provision for electrical power. The kiosk, while generally appearing permanent, is usually portable and can be moved from location to location. The cost of a kiosk, including internal plumbing, equipment, inventory and signage is approximately $30,000. Turnaround time for manufacturing a complete kiosk is approximately four to six weeks. The Company currently utilizes Michaelo Espresso of Seattle, Washington as its kiosk manufacturer.

SITE EXPENSES

     In lieu of rent or lease payments, Peabodys pays a percentage of the revenue generated by each kiosk to the foodservice provider or the host at an average rate of approximately 12.9%. The Company contracts its services either directly with the host facility, or subcontracts its services indirectly through the foodservice provider who is a party to a contract to provide food service to the host facility. When the Company contracts its services directly with the host, the Company pays the host facility the percentage of gross revenue that is agreed to in the contract. When the Company contracts with a foodservice provider, such as ARAMARK, Compass, or Sodexho Marriott, the Company pays the percentage of gross revenue to the foodservice provider, and incurs no expenses directly with the host facility. Other nominal expenses such as water and power are normally included in this above-described payment.

SITE LOCATIONS

SITE; HOST                                    LOCATION                CLIENT                   DATE OPENED
------------------------------------------------------------------------------------------------------------
IBM Bldg 11; IBM                              San Jose, CA            The Compass Group        June 1995
IBM Bldg 55; IBM                              San Jose, CA            The Compass Group        October 1997
STL Labs; IBM                                 San Jose, CA            The Compass Group        April 1996
San Jose City College; SJCC                   San Jose, CA            The Compass Group        January 1996
Concord Airport Plaza                         Concord, CA             The Compass Group        February 1996
Web TV                                        Mountain View, CA       The Compass Group        October 1999
EM Building, UCSC                             Santa Cruz, CA          Sodexho-Marriot          November 1995
College 10; UCSC                              Santa Cruz, CA          Sodexho-Marriot          April 1997
Sinsheiner Labs; UCSC                         Santa Cruz, CA          Sodexho-Marriot          April 1997
Applied Science, UCSC                         Santa Cruz, CA          Sodexho-Marriot          March 1996
Sutter Memorial Hospital                      Sacramento, CA          Sutter Health            October 1995
Sutter General Hospital                       Sacramento, CA          Sutter Health            October 1995
California State Fair; Cal Expo               Sacramento, CA          Cal Expo                 August 1998
College of Education; UNR                     Reno, NV                The Compass Group        August 1998
Library; UNR                                  Reno, NV                The Compass Group        December 1997
Peabodys Lake Tahoe                           S. Lake Tahoe, CA       n/a                      June 1999
Convention Center-Location 1                  Reno, NV                ARAMARK                  April 1997
Convention Center-Location 2                  Reno, NV                ARAMARK                  April 1997
Convention Center-Location 3                  Reno, NV                ARAMARK                  January 2000
Livestock Center                              Reno, NV                ARAMARK                  April 1997
Center Hall, UCSD                             San Diego, CA           UCSD                     April 1999
Social Science Bldg.; UCSD                    San Diego, CA           UCSD                     April 1999
Warren Bldg.; UCSD                            San Diego, CA           UCSD                     April 1999
Nierenburg Hall; UCSD                         San Diego, CA           UCSD                     April 1999
SDSU-1; San Diego State University            San Diego, CA           Aztec Shops              August 1999
SDSU-2; San Diego State University            San Diego, CA           Aztec Shops              August 1999

SUPPLIERS

     The Company procures its coffee from Terranova Roasting Co., Inc. ("Terranova") in Sacramento, California. Terranova is a coffee roaster serving central California, and Peabodys is Terranova's largest specialty coffee account. The Company has no contract in effect with Terranova other than the purchase orders it places. The Company believes that Terranova will be able to meet its needs for the foreseeable future, but if the relationship should terminate the Company believes that other suppliers could fulfill the Company's supply requirements. Any risk associated with having only one supplier, therefore, appears to be minimal.

     As described below in "Expansion Plans," subsequent to March 31, 2000, the Company has completed the acquisition of certain assets of Arrosto Coffee
Company LLC. The acquired assets include a coffee roasting facility. The Company's motivation in doing this is to achieve cost savings by roasting its own coffee. In addition, the acquisition gives the Company complete control over the brand specifications of its core coffee products and opens new wholesale trade channels. The acquisition is not in response to a risk perceived by the Company with respect to having one supplier. As stated above, this risk is minimal since there appear to be many potential suppliers that could supply the Company with its coffee on terms similar to those existing between the Company and its current supplier, Terranova.

     The Company provides its proprietary specifications for varietals, roast, and grind and proportions (for brewed coffees) to Terranova, which in turn purchases green beans, and then roasts, blends, and grinds (for brewed coffees) to Peabodys' specifications. Finished product is bagged, sealed, and shipped to the Company as ordered. The Company is currently testing on-site grinding for its brewed coffee to increase freshness and quality. From its current facilities, Terranova has sufficient capacity to support Peabodys' growth to approximately 200 sites.

     For both its brewed and espresso beverages, the Company uses only the "arabica" species of coffee. At present, the Company uses predominantly Colombian Supremo, which is a type of arabica coffee. This type was selected due to its apparent popularity and ready availability. The Company is testing an expanded offering of brewed coffee varietals to provide customers a greater choice of coffees. Growing regions for such additional varietals include Africa, Indonesia, and South America. Peabodys' espresso is a blend of Colombian Supremo and coffees from Sumatra and Ethiopia. The Company generally uses a dark roast, typical of the Pacific Northwest style.

     Because coffee in green bean form is a commodity, and is therefore subject to commodity price swings caused by weather conditions, political climate, and similar supply and demand factors, it is sometimes assumed that margins for specialty coffee companies are vulnerable to the same factors. However, the price of green coffee represents only a relatively small portion of Peabodys' cost of goods sold for specialty coffee beverages. As a result, if green coffee prices were to double, for example, the Company's costs would increase by only about 5 cents per drink. Given consumers' price inelasticity for specialty coffee, an increase of such size can generally be passed along to the customer.

     Among other menu items offered by Peabodys' kiosks, baked goods and fruit smoothies are the most prominent. Such products are sourced from local vendors at each site. The Company is analyzing several alternatives to reduce costs, increase shelf life, and/or increase revenues, including lunch/afternoon-oriented products. Juice drinks, sodas, and bottled waters are purchased at customary wholesale prices from distributors of such products, who deliver directly to the sites as ordered.

EXPANSION PLANS

     To date the Company's expansion has been curtailed primarily by capital constraints. For a complete discussion of capital constraints, liquidity and capital resources, see "Overview" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations," beginning on page 3.

     As described in more detail in the "Overview" section of Item 1 above, at March 31, 2000, the Company was operating 26 kiosk units, most of which are profitable at the unit level. The Company as a whole is not profitable, however, since the profits at the unit level are overshadowed by the Company's expenses at the corporate level. Management estimates that the number of Company operated units will need to expand to at least 40 with comparable or slightly improved performance to the existing units in order to reach break-even with operational costs (although management estimates that such break-even could potentially be reached with less than 40 units if locations with higher profitability are opened or acquired). The Company estimates that this growth to 40 units will require approximately $500,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve.

     If the Company is able to raise the capital needed for expansion of its operations, the Company anticipates that expansion will come from the following, described in detail below: (i) adding additional locations under current contracts; (ii) developing new relationships with additional foodservice providers and (iii) developing direct contracts with host company facilities that control a significant number of locations such as large retailers and property owners.

     The Company believes that its most significant growth will come from expansion of its current contracts. Three of the Company's existing clients, Sodexho-Marriott, The Compass Group and ARAMARK, control more than 8,500 institutional foodservice sites across the country (Nations Restaurant News Special Report-Top 100 Contract Chains 1999). Each of these sites is a potential location for a Peabodys kiosk. Also, the Company believes that there is opportunity to acquire existing kiosks located in key locations. To date, the Company has acquired seven (7) kiosks from other companies. Six of the seven have resulted in a positive cash flow at the unit level to the Company.

     In addition to the future development of the Company's core institutional operations, the Company is exploring opportunities in additional channels of trade within the specialty coffee industry. The Company believes that drive-thru and wholesaling offer both synergy with the Company's core operations and high growth potential on their own. As such, the Company has recently engaged the services of various consultants to enhance M & A activity within the industry by locating potential acquisition targets, and to further develop the Company's core institutional operations.

     On June 19, 2000, the Company acquired certain assets of Arrosto Coffee Company, LLC. Included in the acquired assets is a coffee roasting facility in southern California which has the capacity to meet current production demands and potentially lower the Company's cost of roasted coffee by as much as 35%. The Arrosto assets also bring existing wholesale trade and the potential for further wholesale expansion which represents a new channel of trade for the Company.

     On May 16, 2000, the Company entered into a non-binding letter of intent to acquire the specialty coffee operating units of Sacramento based Capitol Coffee. Capitol Coffee has contracts with the Los Rios Community College District which include two profitable coffee kiosks at American River College in Sacramento. The Company is currently in the process of conducting its due diligence review of Capitol Coffee and cannot assess the likelihood of a formal agreement and subsequent closing until the due diligence process is complete.

     On June 12, 2000, the Company entered into a non-binding letter of intent to acquire the specialty coffee assets of Portland based Caffe Diva Group, Ltd. ("Diva"). Diva is a specialty coffee retailer and roaster with twenty-two drive-thru locations in six states. The Company is currently in the early stages of its due diligence process, therefore no meaningful assessment of the likelihood of reaching a formal agreement and subsequent closing can be made.

MARKETING STRATEGY

     Peabodys' marketing strategy is based on its contractual relationships with foodservice providers and hosts. These foodservice providers, such as Sodexho-Marriott, The Compass Group, and ARAMARK, have general contracts with host facilities such as corporate offices, industrial facilities, office buildings, universities, colleges, hospitals and entertainment venues. Peabodys contracts with the foodservice providers to allow Peabodys to locate its kiosks on the sites with which the foodservice provider has a general contract. In return, Peabodys pays the foodservice provider a percentage of gross revenues, averaging 12.9% for the twelve months ended March 31, 2000. Additionally, Peabodys contracts directly with certain host facilities.

     The foodservice provider or the host facility receives the following benefits from entering into a contract with Peabodys:

     INCREMENTAL REVENUE STREAM. Peabodys provides on average 12.9% gross revenue sharing for the foodservice provider or the host.

     NO INVESTMENT REQUIRED. Peabodys provides everything: Plant, equipment, products, personnel, training, and management.

     NO OPERATIONAL INVOLVEMENT. Peabodys takes full responsibility for kiosk operation.

     INCREASED CUSTOMER AND HOST SATISFACTION. Peabodys brings specialty coffee to captive customers at work, hospital, convention, education, or entertainment locations providing convenience for the customer at no cost to the host or foodservice provider.

COMPETITION

     The Company competes with a growing number of specialty coffee retailers including Starbucks, Coffee Beanery, Caribou, Java City, Diedrich, Tully's, New World Coffee-Manhattan Bagel, Peet's Coffee and many others. The attractiveness of the specialty coffee market may draw additional competitors with substantially greater financial, marketing and operating resources than Peabodys. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for our coffees and provide additional competition.

     The performance of individual coffeehouses may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffeehouses in particular.

     The Company is aware of other companies which sell specialty coffee from kiosks and coffee carts, but these are all very small operations with only a few kiosk locations each. The Company is not aware of any other company, on either a regional or national level, which specializes in sales of specialty coffee from kiosks or coffee carts on the same scale as the Company, or which has a number of units approaching that of the Company. The Company acknowledges that several large, well-capitalized multi-unit retailers, such as Starbucks, Diedrich or the Second Cup, are capable of entering the kiosk and coffee cart market. Currently, however, to the Company's knowledge none of these retailers are focusing on the kiosk or coffee cart market.

INTELLECTUAL PROPERTY

     The Company has a registered service mark for its rhinoceros logo. The Company is aware of another entity in North Carolina that is utilizing the name "Peabodys" in the coffee industry. The North Carolina entity has received a federal trademark registration of the name "Peabodys." The Company believes that it has the right to use the name "Peabodys" in the areas in which it is used by the Company because of first use of the name in those areas. However, if it were determined that the Company were not able to continue utilizing the name "Peabodys," it could have a material adverse effect on the Company in that the Company would have to select a different name under which to do business, and the Company would have to re-establish any lost goodwill and name recognition. Because of its speculative nature, such potential adverse effect is impossible to quantify at this time.

EMPLOYEES

     The Company currently has 97 employees of which 26 are full-time employees and 5 of which are administrative.

SEASONALITY

     Because the Company serves both hot and cold coffee drinks, the sales of the Company's products at most kiosk locations do not appear to be significantly affected by the seasons. However, those kiosks which are located in educational facilities are affected by the seasons to the extent that sales are significantly less when school is not in session.

RISK FACTORS AFFECTING THE COMPANY

     COMPLETION OF MERGER. As described above, on June 30, 1999, the Company effected a merger with Peabodys CA as the disappearing company and the Company as the surviving company (the "Merger"). The Merger followed a share exchange, which began on March 12, 1999, through which the Company acquired more than 51% of the shares of Peabody CA in exchange for its shares, offered to the shareholders of Peabodys CA on a one-to-one exchange basis. In effecting the Merger, the Company did not send a notice of approval of the Merger and appraisal price of the shares to Peabodys CA shareholders in accordance with Corp. C. ss. 1301(a) for the exercise of dissenters' rights. Consequently, no Peabodys CA shareholders delivered a demand to exercise dissenters' rights under Corp. C. ss. 1301(b) in connection with the Merger, and there were no "dissenting shares," as defined in Corp. C. ss. 1300(b). It is not clear at this time whether any former Peabodys CA shareholders will seek to enforce their dissenters' rights, and, if so, what the Company's liability will be.

     The Company is in the midst of completing formalities in connection with the Merger such as issuing new share certificates to the former holders of Peabodys CA shares. The Company, as of the date of this filing, has not filed the proper document to effect the Merger in the State of California, as set forth in Corp. C. ss. 1108(d). When this document is filed, because more than six (6) months will have elapsed between the filing of the Articles of Merger in the State of Nevada and the filing of the proper document in California, the Merger will be effective in California as of the date of the later filing, all in accordance with Corp. C. ss. 1108(e). The effect on the Company of this later effective date is not clear at this time.

     LATE PAYMENTS RELATING TO DEBT. Pursuant to the Merger, the Company by operation of law assumed all of the obligations of Peabodys CA. In an earlier private placement, Peabodys CA offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. The Company is now obligated to make quarterly payments on the principal balance outstanding and to repay such Secured Notes. As of March 31, 2000, the Company is in default on the principal balance of the Secured Notes in the amount of $60,000 and is approximately $32,700 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security
Agreement relating to the Secured Notes, a noteholder has the right to (i) declare all principal and interest immediately due and owing; (ii) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to, equipment, inventory, accounts, trademarks and tradenames and other intellectual property rights (the "Collateral"), and, in particular, sell any part of the Collateral and (iii) exercise any other rights or remedies of a secured party under California law. As of the date hereof, the Company has not received any notice of default relating to the Secured Notes.

     OPERATING LOSSES; LIMITED OPERATING HISTORY; DEVELOPMENT STAGE OF COMPANY. Prior to the Merger, Peabodys CA had incurred operating losses in each quarter since its inception and has a significant accumulated deficit. Peabodys CA's operating loss for the fiscal year ended March 31, 1999 was $632,359, and its shareholders' deficit was $929,526. It is anticipated that the Company will continue to incur losses, until it is able to increase revenues sufficient to support operations. The Company had an operating loss of $774,223 for the fiscal year ending March 31, 2000, and its shareholders' deficit was $399,335 at the end of that period. The Company's possible success is dependent upon the successful development and marketing of its services and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force the Company to reduce or curtail operations.

     NEED FOR ADDITIONAL CAPITAL. Additional capital will be required to effectively support the operations and to otherwise implement the Company's overall business strategy, including rapid growth in designated regions. However, there can be no assurance that financing will be available when needed on terms that are acceptable to the Company. The inability to obtain additional capital will restrict the Company's ability to grow and may reduce the Company's ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will likely be required to curtail its marketing and development plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders.

     RELIANCE ON MAJOR CLIENTS. The Company's two largest clients represent 54.7% of its gross revenue for the year ended March 31, 2000. The same two clients represented 74.7% of the gross revenue of Peabodys CA's for the year ended March 31, 1999. Although this indicates a trend toward less reliance on major clients, the Company would experience a material decline in revenues if it were to lose either of these major clients.

     GENERAL RISKS OF BUSINESS. The Company has formulated its business plans and strategies based on certain assumptions regarding the size of the specialty coffee markets, the Company's anticipated share of the market, and the estimated price and acceptance of the Company's products. Although these assumptions are based on the best estimates of management, there can be no assurance that the Company's assessments regarding market size, potential market share of the Company, the price at which the Company will be able to sell its products, market acceptance of the Company's products and a variety of other factors will prove to be correct.

     DEPENDENCE ON COFFEE SUPPLIER; FLUCTUATIONS IN AVAILABILITY AND COST OF GREEN COFFEE. The Company largely depends upon a third-party supplier for whole bean coffee, although the Company has no contract currently in effect with the supplier other than purchase orders placed from time to time by the Company. The Company believes that its relationship with such supplier is good and the supplier will be able to meet the Company's requirements for coffee during the foreseeable future. In the event such relationship terminates, the Company believes that numerous other suppliers can fulfill the Company's supply requirements. In addition, the Company's supply of coffee may be affected by fluctuations in the cost and availability of high quality whole coffee beans. Coffee supply and price are subject to volatility. Coffee of the quality sought by the Company trades on a negotiated basis at a substantial premium above commodity coffee pricing, dependent upon supply and demand at the time of purchase. Supply and price may be affected by multiple factors including weather, politics, and economics in the producing countries. An increase in the prices of specialty coffees could have an adverse effect on the Company's profitability.

As described above in "Expansion Plans," the Company has completed the acquisition of certain assets of Arrosto Coffee Company LLC. The acquired assets include a coffee roasting facility. The Company's motivation in doing this is to achieve cost savings by roasting its own coffee. In addition, the acquisition gives the Company complete control over brand specification of its core product and opens new wholesale trade channels.

     COMPETITION. As described above, the Company competes indirectly against specialty coffee retailers (such as Starbucks, Diedrich Coffee and others), restaurant and beverage outlets that serve coffee, and directly with a growing number of espresso stands, carts, and stores in the Company's markets. The Company's coffee beverages compete directly against all other coffees on the market, including those sold in supermarkets. The specialty coffee segment is becoming increasingly competitive. The coffee industry, and particularly the Company's market of commercial and industrial locations, is dominated by large companies such as Sodexho-Marriott, The Compass Group, and ARAMARK, each of whom has significantly greater financial, marketing, distribution and management resources than the Company. Competitors with significant economic resources in both existing nonspecialty and specialty coffee businesses and companies in retail foodservice businesses could at any time enter the Company's proposed market with competitive coffee products. The Company competes against both other specialty retailers and restaurants for store sites, and there can be no assurance that management will be able to continue to secure adequate sites.

     ABILITY TO MANAGE RAPID GROWTH. The success of the Company will require rapid expansion of its business. Any such expansion could place a significant strain on the Company's resources and would require the Company to hire additional personnel to implement additional operating and financial controls and improve coordination between marketing, administration and finance functions. The

Company would be required to install additional reporting and management information systems for sales monitoring, inventory control and financial reporting. There can be no assurance that the Company would be able to manage any substantial expansion of its business, and a failure to do so could have a materially adverse effect on the Company's operating results.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the continued service of Todd Tkachuk. Loss of the services of Mr. Tkachuk could have a material adverse effect on the Company's growth, revenues, and prospective business. The Company does not maintain key-man insurance on the life of Mr. Tkachuk. In addition, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to find, attract and retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

     LACK OF DIVIDENDS. The Company has not to date paid any dividends with respect to its shares of Common Stock and does not intend to pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business.

     THIN MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. The Company's common stock has been traded on the OTC Bulletin Board since November 1997. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the marketplace and the worldwide economy, developments in intellectual property rights and developments in the Company's relationships with clients and suppliers could cause the price of the Company's common stock to fluctuate, perhaps substantially.

     OTC ELIGIBILITY RULE. Recent changes to the rules of the NASD require that companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board ("OTC Eligibility Rule"). If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders sell their securities in the secondary market.

ITEM 2.   DESCRIPTION OF PROPERTY
          (FORM 1-A  MODEL B  ITEM 7)

     The Company's principal executive offices are located at 3845 Atherton Road, Suite 9, Rocklin, California, 95765, and its telephone number is (916) 632-6090. The facility is utilized in the following manner: a) administrative offices, b) professional offices, c) storage and warehousing, and d) product development. The facility consists of approximately three thousand (3,000) square feet of office and warehouse space, leased for $2,480 per month. The lease expires in September, 2001. The Company believes that its existing facilities are adequate for its current use.

     The kiosks which the Company owns and uses for its day-to-day operations on its sites vary from site to site, but generally measure approximately 6 feet long, 3 feet deep, and 4 feet high (counter level) with related equipment and display space. Standard equipment on each kiosk includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display racks for baked goods and other non-coffee items. All kiosks are equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. The cost of a kiosk, including internal plumbing, equipment, inventory and signage is approximately $30,000. The Company currently utilizes Michaelo Espresso of Seattle, Washington as its kiosk manufacturer. Turnaround time for manufacturing a complete kiosk is approximately four to six weeks. See, "Site Format and Operations" on page 12 and "Site Locations" on page 14.

ITEM 3.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
          (FORM 1-A  MODEL B  ITEM 8)

     The following table sets forth certain information regarding the officers and directors of Peabodys:

Name                            Age              Position
--------------------------------------------------------------------------------
Barry Gibbons                   53               Director
Todd N. Tkachuk                 39               President, Chief Financial
                                                 Officer, Secretary and Chairman
                                                 of the Board of Directors
Roman Kujath                    66               Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on the Company's board of directors. Two directors have resigned (E. Del Thachuk and William Bossung), creating two vacancies which the company has not yet filled.

     Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

     Barry J. Gibbons became a Director and Chairman of the Board of Peabodys CA in October 1996, and became a Director and Chairman of the Board of the Company in connection with the Merger. In January of 2000, Mr. Gibbons stepped down from being Chairman of the Board, but remains a director to the Company. From January 1989 to December 1993, Mr. Gibbons served as Chief Executive Officer and Chairman of Burger King Corporation. From 1984 to 1989, Mr. Gibbons was an employee of Grand Metropolitan, the U.K.-based international food, drink and retailing group. Mr. Gibbons graduated from Liverpool University in 1969 with a degree in Economics.

     Todd N. Tkachuk was President, Chief Financial Officer, and Secretary of Peabodys CA since October 1996, and was a Director of that company since its inception. In connection with the Merger, Mr. Tkachuk became President, Chief Financial Officer, and Secretary, and a Director, of the Company. In January of 2000, Mr. Tkachuk became Chairman of the Board. Prior to his involvement with Peabodys, Mr. Tkachuk served as President of Tony's Coffee Company, a Vancouver, Canada-based specialty coffee company. From 1987 to 1991, Mr. Tkachuk served as President and CEO of Skytech Data Supply, a wholesale distributor of computer consumables and peripherals. Mr. Tkachuk holds a B.A. in Business Management from Western Washington University (1983).

     Roman Kujath has been a director of Peabodys CA since June 1998, and of the Company since the Merger. Mr. Kujath has been president of Roman M. Kujath Architects, Ltd. since 1975. Mr. Kujath has been responsible for over $1 billion worth of construction, including the $100 million Place De Ville in Ottawa for the Campeau Corporation. Mr. Kujath is a member of the Royal Architectural Institute of Canada, a past corporate member of the American Institute of Architects, a member of the Architectural Institute of British Columbia and the Alberta Association of Architects.

ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS
          (FORM 1-A  MODEL B  ITEM 9)

(a) The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors for the fiscal year ending March 31, 2000.

Name of                          Capacities in which              Aggregate
Individual or Group              Remuneration was received        Remuneration
--------------------------------------------------------------------------------
Todd N. Tkachuk                  Officer and Director             $ 67,000.00
Barry Gibbons                    Consulting Agreement             $ 37,500.00
Officers and Directors as                                         $104,500.00
a Group (2 persons)

(b) Mr. Tkachuk does not have an employment agreement with the company. He serves in his capacity as President, Secretary and Chief Financial Officer pursuant to his election to those positions by the board of directors.

     Mr. Gibbons, doing business as Festina, has entered into a consulting agreement with the Company. The Executive Services Agreement, as amended by the Addendum to Executive Services Agreement, provides for compensation to be paid to Festina in a monthly amount of $2,000. The Agreement provides that it will remain in effect until terminated by either party with 90 days prior notice.

     The Company adopted its 1995 Stock Option Plan in 1995. The 1995 Plan provides for the granting of options to purchase up to 500,000 shares of common stock, and all of these options have been granted. There are no plans to amend the Plan or to grant any more options under this Plan.

     The Company adopted its 1999 Stock Option Plan in 1999. The 1999 Plan provides for the granting of options to purchase up to 500,000 shares of common stock, of which 444,000 have been granted. The Company anticipates that it may grant the remaining options for the purchase of 56,000 shares to employees hired in the future.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (FORM 1-A MODEL B ITEM 10)

(a) Voting Securities (no other person holds or shares the power to vote the securities described below.)

NAME AND ADDRESS                                   NUMBER OF       PERCENTAGE OF
OF OWNER                       TITLE OF CLASS     SHARES OWNED        CLASS(1)
--------------------------------------------------------------------------------

Todd N. Tkachuk                Common Stock          403,769           5.0%
1717 Chelsea Way
Roseville, CA 95661

Barry Gibbons                  Common Stock          680,000           8.4%
6665 S. W. 69th Lane
Miami, FL 33143

Roman Kujath                   Common Stock          396,368           4.9%
8926 119th Street
Edmonton, Alberta
Canada T6G 1W9

All Officers and Directors     Common Stock        1,480,137          18.3%
As a Group (3 persons)

---------------------------------
     (1)  Percentage based on 8,059,304 shares of Common Stock outstanding.

(b)  The Company currently has no non-voting securities outstanding.

(c)  Options, Warrants and Rights

                           SECURITIES CALLED FOR BY            EXERCISE                  EXERCISE
NAME OF HOLDER             OPTIONS, WARRANTS AND RIGHTS        PRICE                     DATE
-----------------------------------------------------------------------------------------------------
Todd N. Tkachuk            258,500 Shares of Common Stock      $0.04 (112,500 shares)    fully vested
                                                               $0.70 (96,000 shares)     fully vested
                                                               $0.80 (50,000 shares)     fully vested

Roman Kujath               121,429 Shares of Common Stock      $0.80 (20,000 shares)     fully vested
                                                               $0.70 (31,429 shares)     fully vested
                                                               $1.00 (70,000 shares)     fully vested

All Officers and Dirs.     379,929 Shares of Common Stock      $0.04 (112,500 shares)
As a Group (3 persons)                                         $0.70 (127,429 shares)
                                                               $0.80 ( 70,000 shares)
                                                               $1.00 ( 70,000 shares)

(d)  The Company has no parents.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (FORM 1-A MODEL B ITEM 11)

     The Company pays $2,000 per month to Barry J. Gibbons, doing business as Festina, for consulting services pursuant to an Executive Services Agreement.

     The Company has currently outstanding 302,500 options to purchase common stock under Peabody CA's 1995 Stock Option Plan, which were assumed by the Company pursuant to the Merger. Todd Tkachuk, President of the Company, has been issued 112,500 options at an exercise price of $0.04 per share, of which none have been exercised. Barry Gibbons, Chairman of the Board, has been issued 100,000 options at an exercise price of $0.04 per share, and has exercised all 100,000 options. Roman Kujath, a Director of the Company, has been issued 20,000 options at an exercise price of $0.80 per share, none of which have been exercised.

     The Company has currently outstanding 444,000 options to purchase common stock under Peabody CA's 1999 Stock Option Plan, which were assumed by the Company pursuant to the Merger. Todd Tkachuk has been issued 96,000 such options at an exercise price of $0.70 per share, none of which have been exercised. Roman Kujath has been issued 60,000 at an exercise price of $0.70 per share, 28,571 of which have been exercised. Roman Kujath holds warrants for 70,000 shares of common stock at an exercise price of $1.00 per share.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded in the over-the-counter market with quotations carried on the National Association of Securities Dealers, Inc's "OTC Bulletin Board" under the trading symbol "PBDY." Prior to the Merger of Peabodys CA into the Company, and the associated amendment of the Articles of Incorporation to change the Company's name, the Company was called Mine-A-Max Corporation, and traded under the symbol "MAMX" and, for a brief period, "MAMXD." The transfer agent and registrar for the Company is Interwest Transfer Company, Inc., located in Salt Lake City, Utah.

     The following table sets forth for the periods indicated the high and low bid prices for shares of the Company's common stock as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            Sales Price (1)
                                            ---------------
                                   High                       Low
                                   ----                       ---
          1997
     Fourth Quarter(2)             0.5                        0.15625

          1998
     First Quarter                 0.1875                     0.04
     Second Quarter                0.1875                     0.03125
     Third Quarter                 0.125                      0.03
     Fourth Quarter                0.06                       0.02

          1999(3)
     First Quarter                 3.125(4)                   0.020
     Second Quarter                3.375                      1.000
     Third Quarter                 1.7188                     0.531
     Fourth Quarter                0.5313                     0.4375

          2000(3)
     First Quarter                 1.4063                     0.2813

     (1) The source for data used in this chart is and OTC Quote Summary Report provided by NASDAQ Trading and Marketing Services.
     (2) The Company began trading on the OTC Bulletin Board in approximately November of 1997.

     (3) The Company's trading symbol during 1997 and 1998 was MAMX. In the first quarter of 1999 the Company changed its trading symbol to PBDY.
     (4) On February 26, 1999 the Company effected a 100 to 1 reverse stock split of its outstanding shares.

     The Company's Common Stock is not listed on an exchange or NASDAQ, but is currently traded in the over-the-counter market with price quotes listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc ("NASD"). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock.

     Recent changes to the rules of the NASD require that companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under
Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board ("OTC Eligibility Rule"). If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

HOLDERS

     There are approximately 477 holders of the Company's common stock, which is the only class of stock currently outstanding.

DIVIDENDS

     The Company has not paid any cash dividends on its common or preferred stock and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. The Company may issue shares of common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve its performance and growth. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices of the Company's common stock through dilution.

ITEM 2.   LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     The Company's principal accountant is Nicholson & Olson, LLP of Roseville, California. There have been no disagreements between the Company's management and the Company's accountant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.


ITEM 5.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     -------------------------------------------------------

     NAME                              POSITION
     ----                              --------
     Todd Tkachuk                      Director, Officer
     Roman Kujath                      Director
     Barry Gibbons                     Director

     The Company's Form 10-SB Registration Statement became effective on February 19, 2000, making the Company a reporting company. Each of the above-named individuals failed to file a Form 3 reporting the event by which they became a reporting person, but each individual reported such event on a timely filed Form 5.

ITEM 6.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                    PART F/S
                              PEABODYS COFFEE, INC.
                             (A NEVADA CORPORATION)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                             MARCH 31, 2000 AND 1999

                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT...................................................1

FINANCIAL STATEMENTS

     Balance Sheet.............................................................2

     Statements of Loss........................................................3

     Statements of Stockholders' Deficit.......................................4

     Statements of Cash Flows..................................................5

     Notes to Financial Statements..........................................6-23

                                                                       NICHOLSON
                                                                         & OLSON
                          INDEPENDENT AUDITOR'S REPORT

                                                   LIMITED LIABILITY PARTNERSHIP
                                                   -----------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                   729 Sunrise Avenue, Suite 303
                                                     Roseville, California 95661
                                                                  (916) 786-7997
To the Board of Directors and
Shareholders of Peabodys Coffee, Inc.

We have audited the accompanying balance sheets of Peabodys Coffee, Inc. (a Nevada corporation) as of March 31, 2000 and 1999, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peabodys Coffee, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net deficit in stockholders' equity, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nicholson & Olson
Certified Public Accountants
Roseville, California
June 28, 2000

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                       YEARS ENDED MARCH 31, 2000 AND 1999

ASSETS                                                      2000             1999
                                                        ------------     ------------
Current Assets
   Cash                                                 $      3,371     $      4,774
   Other receivables                                          22,866           18,198
   Inventories                                                28,786           41,191
   Prepaid expenses                                            8,701            9,041
                                                        ------------     ------------
         Total Current Assets                                 63,724           73,204

Property and equipment (net)                                 456,269          423,375
Deposits and other assets                                     70,839           57,976
                                                        ------------     ------------

         Total Assets                                   $    590,832     $    554,555
                                                        ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                       $         --     $     24,238
   Accounts payable                                          604,680          724,944
   Accrued expenses                                          236,809          339,930
   Capital lease obligations                                   1,113            5,487
   Short-term borrowings                                      87,565           17,482
   Bridge note financing                                      60,000          372,000
                                                        ------------     ------------

         Total Current Liabilities                           990,167        1,484,081
                                                        ------------     ------------
Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 8,059,304 and 5,829,871
    $.001 par value                                            8,059            5,830

   Paid-in capital                                         3,244,942        2,344,372
   Accumulated deficit                                    (3,652,336)      (3,279,728)
                                                        ------------     ------------

         Total Stockholders' Deficit                        (399,335)        (929,526)
                                                        ------------     ------------

         Total Liabilities and Stockholders' Deficit    $    590,832     $    554,555
                                                        ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                               STATEMENTS OF LOSS
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                      2000             1999
                                                  ------------     ------------

Sales                                             $  2,124,395     $  1,794,838

Cost of Sales                                          877,074          685,176
                                                  ------------     ------------

         Gross Profit                                1,247,321        1,109,662

Operating expenses
   Employee compensation and benefits                1,107,772          929,879
   General and administrative expenses                 287,122          257,059
   Occupancy                                           311,370          303,101
   Director and professional fees                      200,106          110,325
   Depreciation and amortization                       113,503          101,657
   Settlement costs and other fees                       1,671           40,000
                                                  ------------     ------------
                                                     2,021,544        1,742,021
                                                  ------------     ------------

   Operating Loss                                     (774,223)        (632,359)

Interest expense                                       (66,372)        (105,727)
                                                  ------------     ------------

   Net loss before extraordinary item                 (840,595)        (738,086)
   Extraordinary item - forgiveness of debt            467,987               --
                                                  ------------     ------------

Net Loss                                          $   (372,608)    $   (738,086)
                                                  ============     ============

Earnings per common share:
   Net loss before extraordinary item             $      (0.15)    $      (0.18)
   Extraordinary item                                      .09               --
                                                  ------------     ------------
   Net loss                                       $      (0.06)    $      (0.18)
                                                  ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                              Preferred Stock          Common Stock        Additional                    Total
                                          ----------------------   --------------------     Paid-in     Accumulated   Stockholders'
                                            Shares       Amount      Shares      Amount     Capital       Deficit        Deficit
                                          ----------   ---------   ----------   -------   -----------   -----------   -----------
Balance, March 31, 1998                      925,000   $ 185,000    7,006,565   $ 7,007   $ 1,201,438   $(2,541,642)  $(1,148,197)
Sale of preferred stock                      325,000      65,000           --        --            --            --        65,000
Conversion of convertible debt
   into common stock                              --          --      180,000       180        49,320            --        49,500
Exercise of warrants                              --          --       60,000        60           540            --           600
Stock issued under services
   agreement                                      --          --       25,000        25         4,975            --         5,000
Exercise of options                               --          --      150,000       150         2,850            --         3,000
Sale of common stock, net                         --          --      150,000       150        29,850            --        30,000
Canceled                                          --          --       (5,000)       (5)       (4,995)           --        (5,000)
Additional shares issued per split                --          --           33        --            --            --            --
Reverse 1 for 2 split                             --          --   (3,783,299)   (3,783)           --            --        (3,783)
Conversion of preferred stock             (1,250,000)   (250,000)     625,000       625       249,375            --            --
Conversion of convertible debt
   into common stock                              --          --      140,000       140        76,860            --        77,000
Sale of common stock, net                         --          --      925,000       925       501,415            --       502,340
Exercise of stock options                         --          --       25,000        25           975            --         1,000
Stock issued under settlement
   agreement                                      --          --      331,572       331       231,769            --       232,100
Net loss                                          --          --           --        --            --      (738,086)     (738,086)
                                          ----------   ---------   ----------   -------   -----------   -----------   -----------

Balance, March 31, 1999                            0           0    5,829,871     5,830     2,344,372    (3,279,728)     (929,526)
                                          ----------   ---------   ----------   -------   -----------   -----------   -----------

Conversion of convertible debt                    --          --      310,835       311       313,526            --       313,837
   into common stock
Exercise of warrants                              --          --       65,000        65         1,235            --         1,300
Stock issued under settlement
   agreement                                      --          --       36,421        36        36,385            --        36,421
Sale of common stock, net                         --          --    1,231,000     1,231       428,996            --       430,227
Exercise of stock options                         --          --      297,571       297       166,203            --       166,500
Stock issued under services
   agreement                                      --          --       29,000        29        11,542            --        11,571
Stock issued for business acquisition             --          --        5,000         5         4,995            --         5,000
Mine-A-Max recapitalization, net of cost          --          --      254,606       255       (62,312)           --       (62,057)
Net loss                                          --          --           --        --            --      (372,608)     (372,608)
                                          ----------   ---------   ----------   -------   -----------   -----------   -----------

Balance, March 31, 2000                            0   $       0    8,059,304   $ 8,059   $ 3,244,942   $(3,652,336)  $  (399,335)
                                          ==========   =========   ==========   =======   ===========   ===========   ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                         2000           1999
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                     $ (372,608)    $ (738,086)
Adjustments to reconcile net (loss) to net cash
provided by (applied to) operating activities:
   Depreciation and amortization                         113,503        101,057
   Gain on extraordinary item - forgiveness of debt     (467,987)            --
   Loss on disposal of property and equipment                819             --
Changes in operating assets and liabilities:
   Receivables                                            (4,668)        (7,723)
   Inventories                                            12,405         (1,078)
   Prepaid expenses                                          340          1,838
   Accounts payable                                      213,248       (106,176)
   Accrued expenses                                      103,754         41,237
                                                      ----------     ----------
         Net cash used by operating activities          (401,194)      (708,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                     (144,479)       (37,792)
Changes to deposits and other assets                       1,500         (3,404)
Acquisition of intangibles                               (39,640)            --
                                                      ----------     ----------
         Net cash used by investing activities          (182,619)       (41,196)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                   67,695             --
Principal reductions of notes payable                    (12,700)       (78,312)
Net proceeds from sale of stock                          556,027        830,257
Payments on capital lease obligations                     (4,374)        (5,069)
                                                      ----------     ----------
         Net cash provided by financing activities       606,648        746,876

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          22,835         (3,251)

CASH AND CASH EQUIVALENTS
Beginning of year                                        (19,464)       (16,213)
                                                      ----------     ----------
End of year                                           $    3,371     $  (19,464)
                                                      ==========     ==========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note    1  -  Significant Accounting Policies

Note    2  -  Related Party Transactions

Note    3  -  Going Concern

Note    4  -  Inventories

Note    5  -  Acquisition

Note    6  -  Recapitalization

Note    7  -  Property and Equipment and Intangible Assets

Note    8  -  Accounts Payable

Note    9  -  Accrued Expenses

Note   10   -  Capital Lease Obligations

Note   11   -  Short-Term Borrowings

Note   12   -  Lease Information

Note   13   -  Income Taxes

Note   14   -  Bridge Note Financing (Due and Payable on December 31, 1998)

Note   15   -  Shareholders' Plans

Note   16   -  Stock Option Plans

Note   17   -  Warrants

Note   18   -  Earnings Per Common Share

Note   19   -  Supplemental Disclosures Non Cash Transactions

Note   20   -  Forgiveness of Debt

Note   21   -  Risk and Uncertainties

Note   22   -  Concentrations

Note   23   -  Fair Value of Financial Instruments

Note   24   -  Subsequent Events

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee (the "Company") owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has gained access to this segment of the specialty coffee market by contracting with existing food service providers such as Marriott, Aramark, and The Compass Group. The Company's product offerings include: high quality coffee and espresso beverages, fruit smoothies, pastries, accompaniments, and coffee related accessories.

Estimates and Assumptions
-------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation and amortization are primarily accounted for on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. The amortization of site improvements is based on the shorter of the lease term or the life of the improvement.

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. Amortization is recorded on a straight-line basis over twenty years.

It is the Company's policy to evaluate the ongoing profitability of the acquired assets in order to determine if any impairment of the net goodwill value has occurred.

Income Taxes
------------
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
---------
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation depending on job classification, length of service and other factors. It is impracticable to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Reclassifications
-----------------
Certain amounts from the March 31, 1999 financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the time period April 1, 1998 through June 29, 1998, the Company purchased $30,088 of coffee beans from a supplier, Terranova Roasting Co., Inc., whose president, Stan Alfonso, was also a board member during the stated time period. These purchases represented 100% of the total coffee beans purchased for the time period. At June 29, 1998, $21,797 of purchases was accrued in accounts payable.

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees paid for such services by the Company during the year ended March 31, 2000 and 1999, were $3,500 monthly. At March 31, 1999 and 2000, $20,300 and $19,821, respectively, was accrued in accounts payable.

A member of the Company's Board of Directors elected on March 8, 1999 to convert $43,000 of loans made to the Company into 61,429 shares of common stock at $0.70 per share. On March 9, 1999, the member elected to convert his shares of Series B preferred stock into 100,000 shares of common stock.

On May 29,1998, a member of the Company's Board of Directors purchased 75,000 shares of common stock at the purchase price of $.40 per share. In addition, the director was granted an option to purchase 150,000 shares of common stock. On March 4, 1999 the director elected to convert $5,000 of loans made to the Company into 7,143 shares of common stock at $0.70 per share.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

In February 1999, the Company granted 444,000 shares of common stock at an option price of $0.70 per share to various members of Peabodys management and employees.

On March 4, 1999, a member of the Board converted $105,000 of accrued fees and loans made to the Company into 150,000 shares of common stock at $0.70 per share.

As of March 31, 2000 and 1999, the Company owed to its President and employees $158,723 and $14,625 in accrued wages, respectively. Additionally, there was an amount of $11,437 and $11,042 owed to the Company by its employees at March 31, 2000 and 1999, respectively.

An officer of Mine-A-Max corporation was related to a board member of the Company. Pursuant to the merger agreement, the Mine-A-Max corporate officer was granted 35,000 stock options at an exercise price of $1.00.

In December 1999, members of the board of directors exercised 88,571 options at $0.70 per share of common stock. Additionally, a related party to a member of the board was issued 50,000 incentive options at $0.50 per share of common stock and exercised 34,000 of these options in December of 1999.

As of March 31, 2000, board members held 309,929 options which represents 30% of the outstanding options, and 826,562 warrants which represent 8% of the outstanding warrants. A related party to a member of the board held 51,000 options.

At March 31, 2000 there was a total of $45,695 in the short-term borrowings related to members of the board of directors.

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is an on-going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss of $774,223, and that the Company has a stockholders' deficit of $399,335, and current liabilities exceed current assets by $926,443. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 3 - GOING CONCERN (CONTINUED)

Management's Plan
-----------------
The Board and management acknowledge the issues raised as to the future of the Company. As such, the Company has recently eliminated $1 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. The Company also anticipates an immediate reduction in cost of goods sold from the recent acquisition of a coffee roasting facility as well as a new supply agreement with a national food and beverage distributor. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. The board and management believe that attaining "Fully Reporting" status along with improving financial conditions will attract investment and create opportunities for the Company.

NOTE 4 - INVENTORIES

At March 31, 2000 and 1999, inventories were comprised of the following:

                                                        2000          1999
                                                      -------       -------
     Coffee                                           $ 7,712       $12,340
     Other merchandise held for sale                   13,584        15,364
     Packaging and other supplies                       7,490        13,487
                                                      -------       -------
                                                      $28,786       $41,191
                                                      =======       =======

NOTE 5 - ACQUISITION

In April 1999, the Company purchased the assets of a coffee company in San Diego, California, an unrelated party, for $120,000 and 5,000 shares of common stock of the Company. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                                                     $  5,125
     Carts, kiosks and equipment                                     73,945
     Intangibles                                                     40,930
                                                                   --------
                                                                   $120,000

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 6 - RECAPITALIZATION

On June 30, 1999, Mine-A-Max Corporation, a public shell corporation, acquired 88% of the outstanding stock of Peabodys Coffee, Inc., at which time Peabodys was merged into Mine-A Max. Twelve percent of Peabodys California shareholders have dissenter rights, which could be exercised. For accounting purposes the acquisition will be treated as a recapitalization of Peabodys, with Peabodys as the acquirer (reverse acquisition). Pro-forma statements are not provided given the merger is to be considered a reverse acquisition and not a business combination. Subsequent to the merger, Peabodys stockholders own 95.82% of the recapitalized company. The pre-merger balance sheet of Mine-A-Max at June 30, 1999 was as follows:

     Cash                                                        $     157
     Accounts payable                                               (4,041)
     Due to officers                                               (18,838)
     Common Stock par
       (authorized 50,000,000, issued 254,606 at $0.01)               (128)
     Paid in capital                                              (319,502)
     Accumulated Deficit                                           342,352

NOTE 7 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

At March 31, 2000 and 1999, property and equipment were comprised of the following:

                                                    2000            1999
                                                 ---------       ---------
     Kiosk carts                                 $ 255,023       $ 220,773
     Kiosk equipment                               233,327         202,527
     Equipment and furniture                       229,487         181,459
     Signage                                        39,280          32,650
     Site improvements                              74,568          50,624
                                                 ---------       ---------
                                                   831,685         688,033
     Less: accumulated depreciation               (375,416)       (264,658)
                                                 ---------       ---------
                                                 $ 456,269       $ 423,375
                                                 =========       =========

At March 31, 2000, goodwill was comprised of the following:

                                                        2000         1999
                                                      --------     --------
     Goodwill associated with purchase of business
          (Northern Lights)                           $ 40,930     $     --
     Other identifiable intangibles                      3,000        3,000
     Less: accumulated amortization                     (5,045)      (2,300)
                                                      --------     --------
                                                      $ 38,885     $    700
                                                      ========     ========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 7 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

The company recognized depreciation and amortization expense for the years ended March 31, 2000 and 1999 as follows:

                                                  2000               1999
                                                --------           --------
     Depreciation                               $110,758           $101,057
     Amortization                                  2,745                600
                                                --------           --------
                                                $113,503           $101,657
                                                ========           ========

NOTE 8 - ACCOUNTS PAYABLE

Of the $604,680 and $724,944 in accounts payable at March 31, 2000 and 1999, respectively, approximately 80% and 68% have been outstanding for more than 90 days at March 31, 2000 and 1999, respectively.


NOTE 9 - ACCRUED EXPENSES

At March 31, 2000 and 1999, accrued expenses were comprised of the following:

                                                   2000              1999
                                                 --------          --------
     Accrued interest                            $ 44,168          $198,043
     Accrued wages                                158,723            97,727
     Estimated use tax                             29,959            29,959
     Other                                          3,959            14,201
                                                 --------          --------
                                                 $236,809          $339,930
                                                 ========          ========

NOTE 10 - CAPITAL LEASE OBLIGATIONS

The Company leases certain office equipment under agreements classified as capital leases, with original terms ranging from three to four years. Assets recorded under capital leases are included in Property and Equipment.

Minimum future payments under non-cancelable lease obligations at March 31, 2000 are as follows:

     Fiscal Year ending:
     ------------------
     March 31, 2001                                                $  1,006

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 11 - SHORT-TERM BORROWINGS

During fiscal year 1999 and 2000, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and had a March 31, 2000 and 1999 balance of $87,565 and $17,482, respectively.

NOTE 12 - LEASE INFORMATION

The Company entered into a lease agreement on August 25, 1998 for office facilities through October 2001. Total future minimum lease payments are as follows:

     Fiscal Year Ending:
     ------------------
     March 31, 2000                                                $ 19,621

NOTE 13 - INCOME TAXES

The Company has recorded a valuation allowances as an offset to the income tax benefits of its net operating losses for the years ended March 31, 2000 and 1999. This allowance is due to the uncertainty of realizing the necessary income to utilize the loss carry forwards.

In addition to future income consideration, there is additional uncertainty as to the ultimate availability of some or all of the net operating losses due to past and potential future ownership changes. Income tax laws can severely limit the availability of losses after a certain level of ownership changes. Due to the complexity of these rules coupled with ongoing losses the company has not determined any potential limitation.

The details of deferred tax assets and liabilities are as follows:

                                    Assets        Liabilities        Total
                                 ------------     ------------    ------------
     March 31, 1999
         Net Operating Losses    $  1,010,000     $         --    $         --
         Valuation Allowance       (1,010,000)              --              --
                                 ------------     ------------    ------------
         Net Deferred Tax        $         --     $         --    $         --
                                 ============     ============    ============


     March 31, 2000
         Net Operating Losses    $  1,170,000     $         --    $         --
         Valuation Allowance       (1,170,000               --              --
                                 ------------     ------------    ------------
         Net Deferred Tax        $         --     $         --    $         --
                                 ============     ============    ============

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 13 - INCOME TAXES (CONTINUED)

The Company's net operating loss carryovers and related expiration dates are as follows:

     March 31, 2011                                            $    480,000
     March 31, 2012                                               1,014,000
     March 31, 2013                                               1,034,000
     March 31, 2014                                                 738,000
                                                               ------------
                                                               $  3,266,000
                                                               ============

NOTE 14 - BRIDGE NOTE FINANCING (DUE AND PAYABLE ON DECEMBER 31,1998)

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. The offering closed August 1996 with $760,000 of notes and warrants sold. At March 31, 1999, $390,000 of principal notes had been converted to common stock, with an outstanding principal balance of $372,000. At March 31, 2000 an additional $312,000 of principal notes had been converted to common stock, with an outstanding balance of $60,000.

In addition, the Company is obligated to make quarterly interest payments on the principal balance outstanding, at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of March 31, 1999, the Company was approximately $198,043 in arrears on interest payments relating to the Secured Notes. On December 31, 1999 certain note holders elected to forgive all accrued interest in exchange for warrants to purchase common stock. This transaction is discussed in detail in Note 20. As of March 31, 2000, the Company is approximately $32,684 in arrears on interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a note holder has the right to: (a) declare all principal and interest immediately due and owing, (b) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to equipment, inventory, accounts, trademarks, and trade names and other intellectual property rights (the "Collateral"), and, in particular, sell, any part of the Collateral, and
(c) exercise any other rights or remedies of a secured party under California Law. As of March 31, 2000, the Company has not received any notice of default relating to the Secured Notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 15 - STOCKHOLDERS' DEFICIT

COMMON STOCK
On August 18, 1998, the board of directors approved and the common stockholders consented to a one-for-two reverse split of the Company's issued and outstanding common stock. All common stock data has been restated to give effect to this reverse stock split.

The Company is authorized to issue up to 35,000,000 at March 31, 1999 and 50,000,000 at March 31, 2000, shares of common stock, par value, $.001 at March 31, 1999 and 2000, respectively. As of March 31, 1999 there were 5,829,871 shares of common stock outstanding and 8,059,304 shares of common stock outstanding at March 31, 2000.

Pursuant to the reverse acquisition with Mine-A-Max Corporation, 254,606 shares of common stock were issued. Concurrent with the reverse acquisition, Mine-A-Max changed its name to Peabodys Coffee and authorization to issue common shares increased to 50,000,000 shares.

As of March 31, 2000 and 1999 Peabodys had not paid any dividends with respect to its shares of common stock.

Transaction costs are recorded as a reduction to capital raised by the Company.

PREFERRED STOCK
The Company is authorized to issue 15,000,000 shares of preferred stock, par value $.001. In May 1998, the Company issued 325,000 shares of Series B preferred stock for $65,000 cash. In March 1999, those holders of Series B preferred stock elected to convert all preferred stock to shares of common stock. There were no shares of Series A or B preferred stock outstanding at March 31, 1999 or 2000.

In the event the Company issues Series A Preferred Stock, Series A Preferred stockholder will be entitled to a liquidation preference of $1.73 per share, voting rights equal to the number of shares of common stock the holder would receive on conversion and a preemptive right to maintain ownership, with certain conditions. The Series A Preferred stockholders are not entitled to any dividend preference, and share proportionally with the holders of common stock and Series B Preferred, any dividend that may be issued.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 15 - STOCKHOLDERS' DEFICIT (CONTINUED)

PREFERRED STOCK (CONTINUED)
The Series A Preferred Stock are convertible into shares of common stock, at the option of the holder, on a one-for one basis, unless adjusted pursuant to standard antidilution provisions. The Series A and B are identical except that Series B stockholders are entitled to a liquidation preference of $0.40 per share and have no preemptive rights.

Pursuant to the reverse acquisition with Mine-A-Max, there were no longer any shares of Preferred Stock authorized at March 31,2000.

NOTE 16 - STOCK OPTION PLANS

Executives and other key employees have been granted options to purchase common shares, up to an aggregate of 500,000 shares, of the Company's stock under the 1995 Stock Option Plan (the Plan), which was adopted in 1995. In accordance with the terms of the Plan, the option's the maximum term of the options is ten years. Options granted vest ratably over various time periods. If an option granted under the 1995 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the applicable plan. The Board or committee designated by the Board is empowered to determine the terms and conditions of each option granted under the 1995 Plan. The exercise price for any option cannot be less than the fair market value of the common stock on the date of the grant (110% if granted to an employee who owns 10% or more of the common stock), and the exercise price of a non-statutory option cannot be less than 85% of the fair market value of the common stock on the grant date. As of March 31, 2000, options to purchase 492,500 shares of common stock have been granted under the 1995 Plan at an exercise price ranging from $0.04 to $0.80 per share.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - STOCK OPTION PLANS (CONTINUED)

The Board of Directors of the Company has adopted and approved the 1999 Stock Option Plan, pursuant to which options to purchase up to an aggregate of 500,000 shares of the Company's common stock can be granted to officers, directors, employees, consultants, vendors, customers, and others expected to provide significant services to the Company or its subsidiaries. If an option under the 1999 Plan expires or terminates, the shares subject to any unexercised portion of that option will again become available for the issuance of further options under the plan. The plan will terminate on February 8, 2009, and no more options may be granted under the 1999 Plan once it has been terminated. The Board or designated committee is empowered to determine the terms and conditions of each option granted under the 1999 Plan. The exercise price for any option cannot be less than the fair market value of the common stock on the date of the grant (110% if granted to an employee who owns 10% or more of the common stock), and the exercise price of a non-statutory option cannot be less than 85% of the fair market value of the common stock on the date of grant. As of March 31, 1999, options to purchase 444,000 shares of common stock have been granted under the 1999 Plan at an exercise price of $0.70 per share.

In accordance with the provisions of SFAS 123, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation costs based on the fair value of the options at grant date the Company's net income would not have changed for the year ended March 31, 2000.

The fair value of each option grant is estimated on the grant date to have no current value, based upon the facts that the options are restricted, not transferable nor assignable, and the uncertain financial position of the Company. Pro-forma information regarding net income and pro-forma earnings per share, as provided in SFAS 123, has not been included and is not considered meaningful due to the lack of value.

An additional 72,500 options were issued during the year ended March 31, 1999 to various individuals who provided significant services to the Company. These options were not issued in conjunction with either stock option plan.

Options exercised under the 1995 Plan during the year ended March 31, 1999 totaled 100,000 shares at $0.04 per share.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - STOCK OPTION PLANS (CONTINUED)

An additional 500,000 options were issued during the year ended March 31, 2000 to various individuals who provided significant services to the Company at $0.50 per share. These options were issued in conjunction with either stock option plan. Additionally, 50,000 options were issued in conjunction with the reverse acquisition at $0.50 per share.

Options exercised under the 1995 Plan during the year ended March 31, 2000 totaled 28,571 options exercised at $0.70 per share. Options exercised under non-plan options were 60,000 at $0.70 per share and 209,000 options at $0.50 per share.

Options forfeited due to employee termination of employment was 115,500 during the year ended March 31, 2000.

A summary of the status of the Company's employee stock option plans as of March 31, 2000, and changes during the year, is presented below:

                                                      Year 2000      Year 1999
                                                       Options        Options
                                                     ----------     ----------
     Outstanding at beginning of year                   844,000        427,500
     Granted                                            550,000        516,500
     Exercised                                         (297,571)      (100,000)
     Canceled                                           (60,000)            --
     Forfeited                                         (115,500)            --
                                                     ----------     ----------
     Outstanding at end of year                         920,929        844,000
                                                     ==========     ==========

NOTE 17 - WARRANTS

A summary of the status of the Company's warrants as of March 31, 2000 and changes during the year is presented below:

                                                 Year 2000       Year 1999
                                                 Warrants        Warrants
                                                ----------      ----------
     Outstanding at beginning of year
       (restated in 1999)                          667,500         460,000
     Granted                                       766,823         467,500
     Exercised                                     (65,000)       (260,000)
     Canceled                                     (232,500)             --
                                                ----------      ----------
     Outstanding at end of year                  1,136,823         667,500
                                                ==========      ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 18 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the year ended March 31, 2000 and 1999, were approximately 4,120,163 and 5,019,164, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options and warrants. For the year ended March 31, 2000 earnings per common share is equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants were antidilutive and therefore not included.


NOTE 19 - SUPPLEMENTAL DISCLOSURES NON CASH TRANSACTIONS

Non-cash transactions for the year ended March 31, 2000 are as follows:

     Accounts payable forgiven in exchange for
       warrants to purchase common stock                           $240,648

     Accrued interest on bridge note obligations
       forgiven in exchange for warrants to
       purchase common stock                                        205,038

     Conversion of obligations on bridge financing
       notes into shares of common stock                            313,837

     Increase in stockholders' deficit resulting from
       recapitalization with Mine-A-Max                              62,085

     Conversion of accounts payable into shares
       of common stock                                               36,421

     Issuance of common stock in exchange for
       services provided                                             53,600

     Note payable exchanged for account payable                       3,750

     Exchange of property and equipment for payable                   5,000

     Issuance of common stock in exchange for
       property and equipment                                         5,000

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 20 - FORGIVENESS OF DEBT

This income represents the forgiveness of accrued expenses, recorded as expenses in prior years and in the nine months ended December 31, 1999.

     Forgiveness of accrued interest payable (1)                   $205,038
     Forgiveness of accrued attorney fees (2)                       240,865
                                                                   --------
                                                                    445,903
     Other miscellaneous debt forgiveness                            22,084
                                                                   --------
                                                                   $467,987
                                                                   ========

(1) In 1995 and 1996 the Company issued bearing convertible secured promissory notes ("Bridge Notes"). Effective December 31, 1999, the majority of the Bridge Note holders elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holders who elected to convert their outstanding principal, agreed to forgive the Company of its debt obligations related to $205,038 of accrued interest associated with their Bridge Notes. In exchange for the debt forgiveness of $205,038, the Company issued these note holders warrants to purchase 205,038 shares of the Company's common stock at a price per share of $1.00.

(2) On November 3, 1999, the Company's former legal counsel agreed to accept $20,000 and warrants to purchase 240,000 shares of the Company's common stock at a price per share of $1.00, as full and final settlement of accrued legal fees totaling $260,865.

A tax effect was not attributed to the gain as the gain will reduce the Company's prior net operating loss.

NOTE 21 - RISKS AND UNCERTAINTIES

The Company largely depends upon a third party supplier for the supply of its whole bean coffee. The Company believes that its relationship with such supplier is good and the supplier will be able to meet the Company's requirements for coffee during the foreseeable future. While the Company seeks to carefully anticipate its coffee needs, there can be no assurance that supplies and prices will not be affected by political and social events, the weather in the coffee growing regions of the world, unexpected demand or other market forces. Green coffee is an international agriculture commodity product subject to considerable price fluctuations. The Company's ability to raise sales prices in response to rising coffee prices may be limited and the Company's profitability could be adversely affected if coffee prices were to rise substantially.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 21 - RISKS AND UNCERTAINTIES (CONTINUED)

The Company's success depends to a significant extent upon the continued service of its President. Loss of the services of the President could have a material adverse effect on the Company's growth, revenues, and prospective business. The Company does not maintain key-man life insurance on the President. In addition, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business activities. Competition for qualified individuals is intense. There can be no assurance that the Company will be able to find, attract and retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

The success of the Company will require rapid expansion of its business. Any such expansion could place a significant strain on the Company's resources and would require the Company to hire additional personnel, implement additional operating and financial controls and to improve coordination between marketing, administration and finance functions. The Company would be required to install additional reporting and management information systems for sales and inventory monitoring. There can be no assurance that the Company would be able to manage any substantial increase in its business, and a failure to do so could have a materially adverse effect on the Company's operating results.

The Company has a registered service mark for its rhinoceros logo. The Company is aware of another entity in North Carolina that is utilizing the name "Peabodys" in the coffee industry. The North Carolina entity has received a federal trademark registration of the name "Peabodys". While the Company believes that it has the right to use the name "Peabodys", if it were determined that the Company were not able to continue utilizing the name "Peabodys", it could have a material adverse effect on the Company and the Company would have to re-establish any lost goodwill and name recognition.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at March 31, 2000.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 22 - CONCENTRATIONS

As mentioned above, for the year ended March 31, 2000, the Company purchases 100% of its coffee bean inventory from one supplier. The Company believes that the relationship with such supplier is good and the supplier will be able to meet the Company's requirements for coffee during the foreseeable future. In the event such relationship terminates, the Company believes that numerous other suppliers can fulfill the Company's inventory requirements.

In addition, at March 31, 2000 the Company had twenty-six kiosks in a variety of locations throughout California and Nevada. The Company had four contracts on these locations with Sodexho-Mariott, four contracts with Aramark, eight contracts with The Compass Group and four locations with UCSD. Peabodys competes indirectly against specialty retailers, restaurants and beverage outlets that serve coffee, and directly, with a growing number of espresso stands, carts, and stores in Northern America metropolitan markets. The specialty coffee segment is becoming increasingly competitive. Competitors with significant economic resources in both existing nonspecialty and specialty coffee businesses could at any time enter the Company's market with competitive coffee products. There can be no assurance that management will be able to continue to secure and maintain these retail sites.

The Company's officers and directors own approximately 18% of the outstanding shares of Common Stock. The Company's dividend policy, as well as other major decisions such as wages, acquisitions and financing by the Company will be significantly influenced and controlled by such officers and directors.

The Company's four major clients represent 80.2% of its gross revenue for the year ended March 31, 2000. Two of these clients represented 74.7% of the gross revenue for the year ended March 31, 1999.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Accounts receivable and accounts payable - The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

     Short-term borrowings and bridge notes financing - The carrying amount of short-term borrowings and bridge note financing in the balance sheet approximates fair value.

NOTE 24 - SUBSEQUENT EVENTS

On April 3, 2000 the Company entered into a consulting agreement with a "Consultant" to provide consulting services, which shall consist of raising capital for Peabodys operations and growth and maintaining positive investor relations in the European market. The initial term of the agreement was for one year, with a 30 day revocation clause. Compensation included the issuance of 200,000 restricted shares of the Company's stock and the grant to the consultant of 300,000 options for the purchase of 300,000 shares of common stock with an exercise price range of $1.00 to $2.00 and a term of five years.

On April 20, 2000, the Company entered into an agreement with a stock profiler in New York for services. The Company issued 100,000 shares of it's restricted common stock at various dates, 50,000 warrants exercisable at a price of $2.00, and 150,000 warrants exercisable at $2.50 per share. These warrants expire on December 31, 2003 and have various exercisable dates.

On April 27, 2000 the Company entered into an asset purchase agreement with a company in North Carolina to purchase the Trade Name, the Marks, the Registration and the Domain name of Peabodys Coffee Company. The Company agreed to a purchase price of $25,000 for the sale, assignment, transfer and conveyance of the assets. As of the date of this audit report, the purchase agreement had not been finalized.

On May 16, 2000, the Company entered into a non-binding letter of intent, to acquire certain assets of a coffee company related to specific site operations on a college campus. As of the date of this audit report, a final agreement had not been reached.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 24 - SUBSEQUENT EVENTS (CONTINUED)

On June 12, 2000, the Company entered into a non-binding letter of intent with a coffee company located in Oregon to acquire certain operating assets of the Oregon company in exchange for shares of common stock in the Company. As of the date of this audit report, a final agreement had not been reached.

Effective June 19, 2000, the Company completed the acquisition of substantially all of the assets and business of the Arrosto Coffee Company located in Van Nuys, California. The acquired company consisted primarily of fixed assets in the amount of $147,910, inventory in the amount of $11,662 and certain intangibles in the amount of $37,995. The Company also assumed certain liabilities related to the acquired company, inclusive of accounts payable in the amount of $37,568 and certain lease contracts with definitive terms and payments. The purchase price for the assets consisted of the issuance of 320,000 shares of Peabodys common stock, which are deemed to be "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended ("Securities Act"). The shares were valued, by both parties, at $0.50 per share, for an aggregate valuation of $160,000, purchase price. As further inducement for the Company to enter into the agreement, the Company entered into a subscription agreement, pursuant to which Arrosto purchased from Peabodys 220,000 units with each unit consisting of one share of Peabodys common stock and one warrant for the purchase of a share of common stock at an exercise price of $1.00 for a term of three years. The units were purchased for $0.50 per unit, for a total purchase price of $110,000. Additional purchase costs are recorded costs related to the transaction, such as expenses incurred in the negotiating and preparing of the agreement and the closing and carrying out of the transactions. The acquisition was accounted for under the purchase method and the purchase price has been allocated to the acquired assets and liabilities on the basis of their estimated fair value on the date of acquisition.

In May 2000, 100,000 options were exercised at $0.50 for proceeds of $50,000.

                                    PART III

ITEM 1.   INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

2.1*           Articles of Incorporation of Kimberley Mines, Inc.

2.2*           Certificate of Amendment of Articles of Incorporation (Mine-A-Max
               Corp.)

2.3*           Certificate of Amendment of Articles of  Incorporation  (Peabodys
               Coffee, Inc.)

2.4*           Amended and Restated Bylaws of Peabodys Coffee, Inc.

3.1*           Peabodys Coffee, Inc. 1995 Stock Option Plan

3.2*           Peabodys Coffee, Inc. 1999 Stock Option Plan

6.1*           Executive Services Agreement with Barry J. Gibbons

6.2            Arrosto Asset Purchase Agreement

6.3            Consulting Agreement--Ward

6.4            Consulting Agreement--Lyman

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on December 21, 1999.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation



                                        By: ___________/S/_____________
                                            Todd Tkachuk, President

                                        Date: June 29, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                  Date
---------                   -----                                  ----

________/S/____________     President, Chief Financial Officer,    June 29, 2000
Todd N. Tkachuk             and Director (Principal Executive
                            Officer and Principal Financial
                            Officer)

________/S/____________     Controller                             June 29, 2000
Rolf Mandich


________/S/____________     Director                               June 29, 2000
Roman Kujath



________/S/____________     Director                               June 29, 2000
Barry Gibbons