Form 10QSB
period 2000-06-30
PEABODYS COFFEE INC/NV
filed 2000-08-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

             3845 ATHERTON ROAD, SUITE 9, ROCKLIN, CALIFORNIA, 95765
                     (Address of Principal Executive Office)

                                 (916) 632-6090
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,849,304 shares of common stock.

Transitional Small Business Disclosure Format (Check One):   Yes [X]  No [ ]

                                TABLE OF CONTENTS



Part I -  Financial Information

          Item 1    Financial Statements                                       3

          Item 2    Management's Discussion and Analysis or
                    Plan of Operation                                         12

Part II - Other Information

          Item 1    Legal Proceedings                                         15

          Item 2    Changes in Securities                                     15

          Item 3    Defaults Upon Senior Securities                           15

          Item 4    Submission of Matters to a Vote of Security Holders       15

          Item 5    Other Information                                         15

          Item 6    Exhibits and Reports on Form 8-K                          15

Signatures                                                                    16

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                    UNAUDITED

                                                               2000             1999
                                                       ------------     ------------
ASSETS

Current Assets
  Other receivables                                    $     16,301     $     30,056
  Inventories                                                36,623           54,285
  Prepaid expenses                                          192,470            6,339
                                                       ------------     ------------
        Total Current Assets                                245,394           90,680

Property and equipment (net)                                588,002          517,873
Deposits and other assets                                   129,518          331,541
                                                       ------------     ------------

        Total Assets                                   $    962,914     $    940,094
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Cash overdraft                                       $     20,763     $    121,296
  Accounts payable                                          641,681          789,814
  Accrued expenses                                          222,637          384,818
  Capital lease obligations                                     648            4,122
  Short-term borrowings                                      92,564          116,880
  Bridge note financing                                      40,000          367,500
                                                       ------------     ------------

        Total Current Liabilities                         1,018,293        1,784,430
                                                       ------------     ------------
Stockholders' Deficit
  Common stock authorized - 50,000,000 shares,
  issued and outstanding, 8,849,304 and 6,215,477
  $.001 par value                                             8,849            6,215

  Paid-in capital                                         3,809,152        3,008,205
  Accumulated deficit                                    (3,873,380)      (3,858,756)
                                                       ------------     ------------

        Total Stockholders' Deficit                         (55,379)        (844,336)
                                                       ------------     ------------

        Total Liabilities and Stockholders' Deficit    $    962,914     $    940,094
                                                       ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED

                                                          2000             1999
                                                  ------------     ------------

Sales                                             $    501,383     $    571,217

Cost of Sales                                          209,296          237,227
                                                  ------------     ------------

        Gross Profit                                   292,087          333,990

Operating expenses
  Employee compensation and benefits                   245,429          303,251
  General and administrative expenses                   60,871           79,253
  Occupancy                                             70,809           85,545
  Director and professional fees                       113,922           60,314
  Depreciation and amortization                         27,690           24,751
  Settlement costs and other fees                          888               --
                                                  ------------     ------------
                                                       519,609          553,114
                                                  ------------     ------------

  Operating Loss                                      (227,522)        (219,124)

Interest expense                                        (2,788)         (19,131)
                                                  ------------     ------------

  Net loss before extraordinary item                  (230,310)        (238,255)
  Extraordinary item - forgiveness of debt               9,266               --
                                                  ------------     ------------

        Net Loss                                      (221,044)        (238,255)

Accumulated Deficit, beginning of period            (3,652,336)      (3,620,501)
                                                  ------------     ------------

Accumulated Deficit, end of period                $ (3,873,380)    $ (3,858,756)
                                                  ============     ============

Earnings per common share:
  Net loss before extraordinary item              $      (0.03)    $      (0.04)
  Extraordinary item                                       .00               --
                                                  ------------     ------------
  Net loss                                        $      (0.03)    $      (0.04)
                                                  ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                    UNAUDITED

                                                            2000           1999
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                              $ (221,044)    $ (238,255)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                           27,690         24,751
  Gain on extraordinary item - forgiveness of debt        (9,266)            --
  Loss on disposal of property and equipment                  --             --
Changes in operating assets and liabilities:
  Receivables                                              6,565        (11,858)
  Inventories                                              3,825        (13,094)
  Prepaid expenses                                        41,231          2,702
  Accounts payable                                          (567)        64,870
  Accrued expenses                                        (4,906)        44,888
                                                      ----------     ----------
        Net cash used by operating activities           (156,472)      (125,996)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                      (11,513)      (119,249)
Changes to deposits and other assets                     (20,683)       (42,147)
Acquisition of intangibles                                    --             --
                                                      ----------     ----------
        Net cash used by investing activities            (32,196)      (161,396)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                    4,999         73,627
Principal reductions of notes payable                         --             --
Net proceeds from sale of stock                          160,000        113,298
Payments on capital lease obligations                       (465)        (1,365)
                                                      ----------     ----------
        Net cash provided by financing activities        164,534        185,560

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                         (24,134)      (101,832)

CASH AND CASH EQUIVALENTS
Beginning of period                                        3,371        (19,464)
                                                      ----------     ----------
End of period                                         $  (20,763)    $ (121,296)
                                                      ==========     ==========

See accompanying notes to financial statements

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note  1 - Significant Accounting Policies

Note  2 - Related Party Transactions

Note  3 - Going Concern

Note  4 - Acquisitions

Note  5 - Recapitalization

Note  6 - Property and Equipment

Note  7 - Accounts Payable

Note  8 - Bridge Note Financing (Due and Payable on December 31, 1998)

Note  9 - Supplemental Disclosures Non Cash Transactions

Note 10 - Forgiveness of Debt


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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2000. The results of operations for the period ended June 30, 2000 may not necessarily be indicative of the operating results for the entire fiscal year.

Incorporation by Reference
--------------------------
The following notes from the Company's audited financial statements for the years ended March 31, 2000 and 1999 included in the Annual Report of the Company on Form 10-KSB, filed with the Commission on June 29, 2000, are hereby incorporated by reference:

     Note 10 - Capital Lease Obligations
     Note 11 - Short-Term Borrowings
     Note 12 - Lease Information
     Note 13 - Income Taxes
     Note 15 - Stockholders' Deficit
     Note 16 - Stock Option Plans
     Note 17 - Warrants
     Note 21 - Risks and Uncertainties
     Note 22 - Concentrations
     Note 23 - Fair Value of Financial Instruments

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

Reclassifications
-----------------
Certain  amounts  from  the  June  30,  1999  financial   statements  have  been
reclassified to conform with the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees accrued for such services by the Company during the three months ended June 30, 2000 and 1999, were $6,000 and $10,500, respectively. At June 30, 2000 and 1999, $26,300 and
$20,696, respectively, was accrued in accounts payable.

An officer of Mine-A-Max corporation was related to a board member of the Company. Pursuant to the merger agreement, the Mine-A-Max corporate officer was granted 35,000 stock options at an exercise price of $1.00 per share.

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the three months ended June 30, 2000 of $227,522, and that the Company has a stockholders' deficit of $55,379, and current liabilities exceed current assets by $772,899. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

Management's Plan
-----------------
The Board and management acknowledge the issues raised as to the future of the Company. As such, the Company has recently eliminated $1 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. The Company also anticipates an immediate reduction in cost of goods sold from the recent acquisition of a coffee roasting facility as well as a new supply agreement with a national food and beverage distributor. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. The board and management believe that being a reporting company under the Securities Exchange Act of 1934, along with improving financial conditions, will help to attract investment and to create opportunities for the Company.

NOTE 4 - ACQUISITIONS

In June 2000, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, an unrelated party. Terms of the agreement specify that the ultimate consideration paid for the assets is contingent on the seller meeting certain conditions. The assets have been valued at the highest price to be paid, which assumes the seller meets all conditions under the agreement. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

        Inventory                                              $  11,662
        Roasting and other equipment                             147,910
        Intangibles                                               37,996
        Accounts payable assumed                                 (37,568)
                                                               ---------
                                                               $ 160,000

In April 1999, the Company purchased certain assets of a coffee company in San Diego, California, an unrelated party, for $120,000 and 5,000 shares of common stock of the Company. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

        Inventory                                              $   5,125
        Carts, kiosks and equipment                               73,945
        Intangibles                                               40,930
                                                               ---------
                                                               $ 120,000

NOTE 5 - RECAPITALIZATION

On June 30, 1999, Mine-A-Max Corporation, a public shell corporation, acquired 88% of the outstanding stock of Peabodys Coffee, Inc., a California corporation ("Peabodys California") at which time Peabodys was merged into Mine-A Max. Twelve percent of Peabodys California shareholders have dissenter rights, which could be exercised. For accounting purposes the acquisition will be treated as a recapitalization of Peabodys, with Peabodys as the acquirer (reverse acquisition). Pro-forma statements are not provided given the merger is to be considered a reverse acquisition and not a business combination. Subsequent to the merger, Peabodys stockholders own 95.82% of the recapitalized company. The pre-merger balance sheet of Mine-A-Max at June 30, 1999 was as follows:

        Cash                                                 $       157
        Accounts payable                                          (4,041)
        Due to officers                                          (18,838)
        Common Stock par
          (authorized 50,000,000, issued 254,606 at $0.001)         (128)
        Paid in capital                                         (319,502)
        Accumulated Deficit                                      342,352

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2000, property and equipment were comprised of the following:

                                                   2000             1999
                                            -----------      -----------

        Kiosk carts and equipment           $   494,028      $   501,573
        Equipment and furniture                 382,664          205,263
        Signage                                  39,848           37,452
        Site improvements                        74,568           62,993
                                            -----------      -----------
                                                991,108          807,281
        Less: accumulated depreciation         (403,106)        (289,408)
                                            -----------      -----------
                                            $   588,002      $   517,873
                                            ===========      ===========

NOTE 7 - ACCOUNTS PAYABLE

Of the $641,681 and $789,814 in accounts payable at June 30, 2000 and 1999, approximately 70% and 72% have been outstanding for more than 90 days, respectively.

NOTE 8 - BRIDGE NOTE FINANCING (DUE AND PAYABLE ON DECEMBER 31,1998)

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. The offering closed August 1996 with $760,000 of notes and warrants sold. Through
June 30, 2000 and 1999, $720,000 and $392,500 of principal notes had been converted to common stock, respectively.

In addition, the Company is obligated to make quarterly interest payments on the principal balance outstanding, at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. Certain note holders have elected to forgive all accrued interest in exchange for warrants to purchase common stock. This transaction is discussed in detail in Note 10. As of June 30, 2000, the Company is approximately $24,860 in arrears on interest payments relating to the remaining Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a note holder has the right to: (a) declare all principal and interest immediately due and owing, (b) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to equipment, inventory, accounts, trademarks, and trade names and other intellectual property rights (the "Collateral"), and, in particular, sell, any part of the Collateral, and (c) exercise any other rights or remedies of a secured party under California Law. As of June 30, 2000, the Company has not received any notice of default relating to the Secured Notes.

NOTE 9 - SUPPLEMENTAL DISCLOSURES NON CASH TRANSACTIONS

Non-cash transactions for the three months ended June 30, 2000 are as follows:

        Accrued interest on bridge note obligations
           forgiven in exchange for warrants to
           purchase common stock                               $   9,266

        Conversion of obligations on bridge financing
           notes into shares of common stock                      20,000

        Issuance of common stock in exchange for
           services provided                                     225,000

        Issuance of common stock in exchange for
           property and equipment, inventory, other
           assets, and accounts payable                          160,000

NOTE 10 - FORGIVENESS OF DEBT

This income represents the forgiveness of accrued expenses, recorded as expenses in prior years and in the three months ended June 30, 2000.

In 1995 and 1996 the Company issued bearing convertible secured promissory notes ("Bridge Notes"). During the three months ended June 30, 2000, a Bridge Note holder elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holder who elected to convert their outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest associated with their Bridge Note. In exchange for the debt forgiveness of $9,266, the Company issued this note holder warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

A tax effect was not attributed to the gain as the gain will reduce the Company's prior net operating loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

     The Statements of Loss and Accumulated Deficit show a decrease in Sales and Gross Profit for the three months ended June 30, 2000 over the same period in fiscal 1999. The Company also shows a significant ongoing increase in the Accumulated Deficit for the three months ended June 30, 2000, indicating a poor overall operating performance.

          REVENUES

     Net revenues for the three months ended June 30, 2000 decreased 12.2% to $501,383 from $571,217 for the same period in fiscal 1999. This was due primarily to a decrease in the number of operating kiosks from 28 to 23. Retail kiosk and cart sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the three months ended June 30, 2000 decreased 11.8% to $209,296 from $237,227 for the same period in fiscal 1999. As a percentage of net revenues, cost of sales was 41.7% for the three months ended June 30, 2000 and 41.5% for the comparable period in fiscal 1999.

     Employee compensation and benefits for the three months ended June 30, 2000 decreased to $245,429 from $303,251 for the same period in fiscal 1999. As a percentage of net revenues, employee compensation and benefits decreased to 49.0% for the three months ended June 30, 2000 from 53.1% for the comparable period in fiscal 1999. The decrease as a percent of net revenues is due to the restructuring of supervision at the Company's operating sites.

     General and administrative expenses for the three months ended June 30, 2000 decreased to $60,871 from $79,253 for the same period in fiscal 1999. As a percentage of net revenues, general and administrative expenses decreased to 12.1% for the three months ended June 30, 2000 from 13.9% for the comparable period in fiscal 1999. The decrease as a percent of net revenues is primarily due to a reduction in employee travel.

     Occupancy costs for the three months ended June 30, 2000 decreased to $70,809 from $85,545 for the same period in fiscal 1999. As a percentage of net revenues, occupancy costs decreased to 14.1% for the three months ended June 30, 2000 from 15.0% for the comparable period in fiscal 1999. The decrease as a percentage of net revenues was primarily due to lower revenue sharing rates resulting from both renegotiated contracts and new client contracts at lower revenue sharing rates.

     Director and professional fees for the three months ended June 30, 2000 increased to $113,922 from $60,314 for the same period in fiscal 1999. As a percentage of net revenues, director and professional fees increased to 22.7% for the three months ended June 30, 2000 from 10.6% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets. The increase is further due to the accounting fees incurred directly related to the completion of the audit for the year ended March 31, 2000. These audit fees were incurred in the three months ended December 31, 1999 for the fiscal year ended March 31, 1999.

     Depreciation and amortization expense for the three months ended June 30, 2000 increased to $27,690 from $24,751 for the same period in fiscal 1999. The increase was primarily due to increased depreciation related to the acquisition of property and equipment associated with the Northern Lights Coffee purchase in April 1999, the South Lake Tahoe operating site in May 1999, and site improvements at three locations in March 2000.

     Interest expense for the three months ended June 30, 2000 decreased to $2,788 from $19,131 for the same period in fiscal 1999. As a percentage of net revenues, interest expense decreased to 0.6% for the three months ended June 30, 2000 from 3.3% for the comparable period in fiscal 1999. The decrease was primarily due to savings from the conversion of interest bearing debt into shares of common stock. $20,000 of debt was converted to common stock in April 2000, $307,500 in December 1999, and $4,500 in April 1999.

     Operating losses for the three months ended June 30, 2000 increased to $227,522 from $219,124 for the same period in fiscal 1999. As a percentage of net revenues, operating losses increased to 45.4% for the three months ended June 30, 2000 from 38.4% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the increases in professional fees associated with the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets. The increase is further due to accounting fees incurred directly related to the completion of the audit for the year ended March 31, 2000. These audit fees were incurred in the three months ended December 31, 1999 for the fiscal year ended March 31, 1999.

     Net loss for the three months ended June 30, 2000 decreased to $221,044 from $238,255 for the same period in fiscal 1999. As a percentage of net revenues, net losses increased to 44.1% for the three months ended June 30, 2000 from 41.7% for the comparable period in fiscal 1999. The increase was primarily due to the increase in consulting and professional fees, offset by extraordinary income resulting from debt forgiveness of $9,266 of accrued interest payable on notes.

          LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company ended the period with a working capital deficit of $772,899. Cash and cash equivalents decreased $24,134 during the three months ended June 30, 2000. Cash utilized by operating activities totaled $156,472 during the three months ended June 30, 2000, primarily due to an operating loss of $227,522 primarily offset by a decrease in prepaid expenses of $41,231 and depreciation expense incurred of $27,690.

     Cash utilized for investing activities for the three months ended June 30, 2000 included capital additions to property and equipment of $11,513, primarily related to the refurbishment of existing operating units, and increases in deposits to suppliers of $10,000.

     The Company had net cash provided from financing activities for the three months ended June 30, 2000 totaling $164,534. Cash from financing activities primarily consists of $160,000 from net proceeds from the sale of Company stock. These amounts were utilized in the day-to-day operations of the Company.

     Management is currently attempting to secure sufficient equity investment capital to allow the Company to open or acquire 5 additional operating units. Management anticipates that the addition of these 5 Company operated units will have a significant positive impact on the Company's overall operating losses. However, management estimates that the number of Company operated units will need to grow to at least 40 with comparable or slightly improved performance to the existing units in order to reach break even with operational costs. The Company estimates that this growth to 40 units will require approximately $500,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve. In anticipation of this growth, and the need for additional capital, the Company has engaged the services of various consultants and is currently negotiating with several alternative sources of capital. Management believes that one or more of these sources may be in place by the end of the current fiscal year. However, there can be no assurances that such capital will be in place.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description
-----------    -----------
2.1*           Articles of Incorporation of Kimberley Mines, Inc.
2.2*           Certificate of Amendment of Articles of Incorporation (Mine-A-Max
               Corp.)
2.3*           Certificate of Amendment of Articles of  Incorporation  (Peabodys
               Coffee, Inc.)
2.4*           Amended and Restated Bylaws of Peabodys Coffee, Inc.
3.1*           Peabodys Coffee, Inc. 1995 Stock Option Plan
3.2*           Peabodys Coffee, Inc. 1999 Stock Option Plan
6.1*           Executive Services Agreement with Barry J. Gibbons
6.2**          Arrosto Asset Purchase Agreement
6.3**          Consulting Agreement--Ward
6.4**          Consulting Agreement--Lyman
6.5***         Asset Purchase Agreement with Arrosto Coffee Company, LLC

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on December 21, 1999.

**Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on June 29, 2000.

***Incorporated by reference to the Company's Current Report on Form 8-K, dated June 19, 2000.

     (b)  Reports on Form 8-K.
          -------------------

     The Company filed one report on Form 8-K during the reporting period, dated June 19, 2000. The Form 8-K was filed to report an acquisition by the Company of certain assets from Arrosto Coffee Company, LLC, a California limited liability company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: ___________/S/_____________
                                            Todd Tkachuk, President

                                        Date: August 14, 2000