Form 10QSB
period 2000-09-30
PEABODYS COFFEE INC/NV
filed 2000-11-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,678,384 shares of common stock.

Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]

                                TABLE OF CONTENTS

Part I -  Financial Information

     Item 1    Financial Statements                                            3

     Item 2    Management's Discussion and Analysis or Plan of Operation      13

Part II - Other Information

     Item 1    Legal Proceedings                                              16

     Item 2    Changes in Securities                                          16

     Item 3    Defaults Upon Senior Securities                                18

     Item 4    Submission of Matters to a Vote of Security Holders            18

     Item 5    Other Information                                              18

     Item 6    Exhibits and Reports on Form 8-K                               18

Signatures                                                                    19

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                          2000            1999
                                                  ------------    ------------
ASSETS

Current Assets
  Other receivables                               $     16,192    $     25,862
  Inventories                                           45,763          52,610
  Prepaid expenses                                     145,960          10,203
                                                  ------------    ------------
     Total Current Assets                              207,915          88,675

Property and equipment (net)                           473,853         506,767
Deposits and other assets                              167,774         108,764
                                                  ------------    ------------

     Total Assets                                 $    849,542    $    704,206
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Cash overdraft                                  $     20,075    $    150,640
  Accounts payable                                     486,783         806,940
  Accrued expenses                                     226,251         437,920
  Capital lease obligations                                436           3,037
  Short-term borrowings                                 33,420         171,630
  Bridge note financing                                 40,000         367,500
                                                  ------------    ------------

     Total Current Liabilities                         806,965       1,937,667
                                                  ------------    ------------

Stockholders' Equity (Deficit)
  Common stock authorized - 50,000,000 shares,
  issued and outstanding, 10,678,384 and 6,565,477
  $.001 par value                                       10,678           6,565

  Paid-in capital                                    4,112,603       2,811,437
  Accumulated deficit                               (4,080,704)     (4,051,463)
                                                  ------------    ------------

     Total Stockholders' Equity (Deficit)               42,577      (1,233,461)
                                                  ------------    ------------

     Total Liabilities and Stockholders' Equity
     (Deficit)                                    $    849,542    $    704,206
                                                  ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                          2000            1999
                                                  ------------    ------------

Sales                                             $    946,221    $  1,054,785

Cost of Sales                                          371,634         429,601
                                                  ------------    ------------

     Gross Profit                                      574,587         625,184

Operating expenses
  Employee compensation and benefits                   476,175         576,420
  General and administrative expenses                  169,693         148,724
  Occupancy                                            141,349         152,472
  Director and professional fees                       194,713          87,748
  Depreciation and amortization                         55,380          49,503
  Settlement costs and other fees                        6,082              --
                                                  ------------    ------------
                                                     1,043,392       1,014,867
                                                  ------------    ------------

  Operating Loss                                      (468,805)       (389,683)

Interest expense                                        (6,102)        (41,279)
                                                  ------------    ------------

  Net loss before extraordinary item                  (474,907)       (430,962)
  Extraordinary item - forgiveness of debt              46,539              --
                                                  ------------    ------------

     Net Loss                                         (428,368)       (430,962)

Accumulated Deficit, beginning of period            (3,652,336)     (3,620,501)
                                                  ------------    ------------

Accumulated Deficit, end of period                $ (4,080,704)   $ (4,051,463)
                                                  ============    ============

Earnings per common share:
  Net loss before extraordinary item              $      (0.04)   $      (0.07)
  Extraordinary item                                       .00              --
                                                  ------------    ------------
  Net loss                                        $      (0.04)   $      (0.07)
                                                  ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                          2000            1999
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                          $   (428,368)   $   (430,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                         55,380          49,503
  Gain on extraordinary item - forgiveness of debt     (46,540)             --
  Loss on disposal of property and equipment             2,143              --
Changes in operating assets and liabilities:
  Receivables                                            9,174          (7,664)
  Inventories                                           (5,315)        (11,419)
  Prepaid expenses                                     103,131          (1,162)
  Accounts payable                                      58,487          81,996
  Accrued expenses                                       3,708          97,990
                                                  ------------    ------------
     Net cash used by operating activities            (248,200)       (221,718)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                    (22,769)       (132,895)
Changes to deposits and other assets                   (27,325)        (50,788)
Acquisition of intangibles                                  --              --
                                                  ------------    ------------
     Net cash used by investing activities             (50,094)       (183,683)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                 95,000         128,377
Principal reductions of notes payable                  (50,500)             --
Net proceeds from sale of stock                        231,025         148,298
Payments on capital lease obligations                     (677)         (2,450)
                                                  ------------    ------------
     Net cash provided by financing activities         274,848         274,225

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                       (23,446)       (131,176)

CASH AND CASH EQUIVALENTS
Beginning of period                                      3,371         (19,464)
                                                  ------------    ------------
End of period                                     $    (20,075)   $   (150,640)
                                                  ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


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

Note  6 - Property and Equipment

Note  7 - Accounts Payable

Note  8 - Bridge Note Financing (Due and Payable on December 31, 1998)

Note  9 - Supplemental Disclosures Non Cash Transactions

Note 10 - Forgiveness of Debt

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee (the "Company") owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has gained access to this segment of the specialty coffee market by contracting with existing food service providers such as Sodexho Marriott, Aramark, and The Compass Group. The Company's product offerings include: high quality coffee and espresso beverages, fruit smoothies, pastries, accompaniments, and coffee related accessories.

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 may not necessarily be indicative of the operating results for the entire fiscal year.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Reclassifications
-----------------
Certain amounts from the September 30, 1999 financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees accrued for such services by the Company during the six months ended September 30, 2000 and 1999, were $12,000 and $21,000, respectively. At September 30, 2000 and 1999, $0 and $24,196, respectively, was accrued in accounts payable.

An officer of Mine-A-Max corporation was related to a board member of the Company. Pursuant to the merger agreement, the Mine-A-Max corporate officer was granted 35,000 stock options at an exercise price of $1.00 per share.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the six months ended September 30, 2000 of $468,805, and current liabilities exceed current assets by $599,050. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

Management's Plan
-----------------
The Board and management acknowledge the issues raised as to the future of the Company. As such, the Company has recently eliminated over $1 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. The Company also anticipates a reduction in cost of goods sold from a new supply agreement with a national food and beverage distributor. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. The board and management believe that being a reporting company under the Securities Exchange Act of 1934, along with improving financial conditions, will help to attract investment and to create opportunities for the Company.

NOTE 4 - ACQUISITIONS

In June 2000, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, an unrelated party. Terms of the agreement specify that the ultimate consideration paid for the assets is contingent on the seller meeting certain conditions. The seller has since been unable to meet the required conditions of the agreement. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The ultimate fair value of the assets acquired is summarized as follows:

     Inventory                                                   $   11,662
     Roasting equipment                                              52,338
                                                                 ----------
                                                                 $   64,000
                                                                 ==========

In April 1999, the Company purchased certain assets of a coffee company in San Diego, California, an unrelated party, for $120,000 and 5,000 shares of common stock of the Company. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                                                   $    5,125
     Carts, kiosks and equipment                                     73,945
     Intangibles                                                     40,930
                                                                 ----------
                                                                 $  120,000
                                                                 ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


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

     Cash                                                        $      157
     Accounts payable                                                (4,041)
     Due to officers                                                (18,838)
     Common Stock par
     (authorized 50,000,000, issued 254,606 at $0.001)                 (128)
     Paid in capital                                               (319,502)
     Accumulated Deficit                                            342,352

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2000, property and equipment were comprised of the following:

                                                           2000            1999
                                                     ----------      ----------

  Kiosk carts and equipment                          $  500,449      $  505,057
  Equipment and furniture                               282,092         207,342
  Signage                                                44,356          41,095
  Site improvements                                      77,395          67,433
                                                     ----------      ----------
                                                        904,292         820,927
  Less: accumulated depreciation                       (430,439)       (314,160)
                                                     ----------      ----------
                                                     $  473,853      $  506,767
                                                     ==========      ==========

NOTE 7 - ACCOUNTS PAYABLE

Of the $486,783 and $806,940 in accounts payable at September 30, 2000 and 1999, approximately 71% and 77% have been outstanding for more than 90 days, respectively.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 8 - BRIDGE NOTE FINANCING (DUE AND PAYABLE ON DECEMBER 31,1998)

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. The offering closed August 1996 with $760,000 of notes and warrants sold. Through September 30, 2000 and 1999, $720,000 and $392,500 of principal notes had been converted to common stock, respectively.

In addition, the Company is obligated to make quarterly interest payments on the principal balance outstanding, at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. Certain note holders have elected to forgive all accrued interest in exchange for warrants to purchase common stock. This transaction is discussed in detail in Note 10. As of September 30, 2000, the Company is approximately $24,860 in arrears on interest payments relating to the remaining Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a note holder has the right to: (a) declare all principal and interest immediately due and owing, (b) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to equipment, inventory, accounts, trademarks, and trade names and other intellectual property rights (the "Collateral"), and, in particular, sell, any part of the Collateral, and (c) exercise any other rights or remedies of a secured party under California Law. As of September 30, 2000, the Company has not received any notice of default relating to the Secured Notes.

NOTE 9 - SUPPLEMENTAL DISCLOSURES NON CASH TRANSACTIONS

Non-cash transactions for the six months months ended September 30, 2000 are as follows:

     Accrued interest on bridge note obligations
          forgiven in exchange for warrants to
          purchase common stock                            $    9,266

     Conversion of obligations on bridge financing
          notes into shares of common stock                    20,000

     Issuance of common stock in exchange for
          services provided                                   310,000

     Additional Paid in Capital in exchange for
          equipment and inventory                              64,000

     Conversion of obligations on trade payables
          and other accrued expenses into shares
          of common stock                                     245,255

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


NOTE 10 - FORGIVENESS OF DEBT

This income represents the forgiveness of accrued expenses, recorded as expenses in prior years and in the six months ended September 30, 2000.

In 1995 and 1996 the Company issued interest bearing convertible secured promissory notes ("Bridge Notes"). During the six months ended September 30, 2000, a Bridge Note holder elected to convert its outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holder who elected to convert its outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest associated with their Bridge Note. In exchange for the debt forgiveness of $9,266, the Company issued this note holder warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

On September 30, 2000, the Company's legal counsel agreed to accept a nonstatutory option for the purchase of 150,000 shares of common stock, with an exercise price of $0.20 per share as full and final settlement for accrued legal fees totaling $19,370.

A tax effect was not attributed to the gain as the gain will reduce the Company's prior net operating loss.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

     The Statements of Loss and Accumulated Deficit show a decrease in Sales and Gross Profit for the six months ended September 30, 2000 over the same period in fiscal 1999. The Company also shows a significant ongoing increase in the Accumulated Deficit for the six months ended September 30, 2000, indicating a poor overall operating performance.

         REVENUES

     Net revenues for the six months ended September 30, 2000 decreased 10.3% to $946,221 from $1,054,785 for the same period in fiscal 1999. This was due primarily to a decrease in the number of operating kiosks from 28 to 21. Retail kiosk and cart sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the six months ended September 30, 2000 decreased 11.8% to $371,634 from $429,601 for the same period in fiscal 1999. As a percentage of net revenues, cost of sales was 39.3% for the six months ended September 30, 2000 and 40.7% for the comparable period in fiscal 1999.

     Employee compensation and benefits for the six months ended September 30, 2000 decreased to $476,175 from $576,420 for the same period in fiscal 1999. As a percentage of net revenues, employee compensation and benefits decreased to 50.3% for the six months ended September 30, 2000 from 54.7% for the comparable period in fiscal 1999. The decrease as a percent of net revenues is due to the restructuring of supervision at the Company's operating sites.

     General and administrative expenses for the six months ended September 30, 2000 increased to $169,693 from $148,724 for the same period in fiscal 1999. As a percentage of net revenues, general and administrative expenses increased to 17.9% for the six months ended September 30, 2000 from 14.1% for the comparable period in fiscal 1999. The increase as a percent of net revenues is primarily due to an increase in training costs associated with new unit level employees and increased repairs and maintenance expenditures for improving operational efficiencies.

     Occupancy costs for the six months ended September 30, 2000 decreased to $141,349 from $152,472 for the same period in fiscal 1999. As a percentage of net revenues, occupancy costs increased to 14.9% for the six months ended September 30, 2000 from 14.5% for the comparable period in fiscal 1999.

     Director and professional fees for the six months ended September 30, 2000 increased to $194,713 from $87,748 for the same period in fiscal 1999. As a percentage of net revenues, director and professional fees increased to 20.6% for the six months ended September 30, 2000 from 8.3% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets. The increase is further due to the accounting fees incurred directly related to the completion of the audit for the year ended March 31, 2000. These audit fees were incurred in the three months ended December 31, 1999 for the fiscal year ended March 31, 1999.

     Depreciation and amortization expense for the six months ended September 30, 2000 increased to $55,380 from $49,503 for the same period in fiscal 1999. The increase was primarily due to increased depreciation related to the acquisition of property and equipment associated with the Northern Lights Coffee purchase in April 1999, the South Lake Tahoe operating site in May 1999, and site improvements at three locations in March 2000.

     Interest expense for the six months ended September 30, 2000 decreased to $6,102 from $41,279 for the same period in fiscal 1999. As a percentage of net revenues, interest expense decreased to 0.6% for the six months ended September 30, 2000 from 3.9% for the comparable period in fiscal 1999. The decrease was primarily due to savings from the conversion of interest bearing debt into shares of common stock. $20,000 of debt was converted to common stock in April 2000, $307,500 in December 1999, and $4,500 in April 1999.

     Operating losses for the six months ended September 30, 2000 increased to $468,805 from $389,683 the same period in fiscal 1999. As a percentage of net revenues, operating losses increased to 49.5% for the six months ended September 30, 2000 from 36.9% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the increases in professional fees associated with the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets. The increase is further due to accounting fees incurred directly related to the completion of the audit for the year ended March 31, 2000. These audit fees were incurred in the three months ended December 31, 1999 for the fiscal year ended March 31, 1999.

     Net loss for the six months ended September 30, 2000 decreased to $428,368 from $430,962 for the same period in fiscal 1999. As a percentage of net revenues, net losses increased to 45.3% for the six months ended September 30, 2000 from 40.9% for the comparable period in fiscal 1999. The increase was primarily due to the increase in consulting and professional fees, offset by extraordinary income resulting from debt forgiveness of $9,266 of accrued interest payable on notes.

          LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company ended the period with a working capital deficit of $599,050. Cash and cash equivalents decreased $23,446 during the six months ended September 30, 2000. Cash utilized by operating activities totaled $248,200 during the six months ended September 30, 2000, primarily due to an operating loss of $428,368 offset by a decrease in prepaid expenses of $103,131, an increase in accounts payable of $58,487 and depreciation expense incurred of $55,380.

     Cash utilized for investing activities for the six months ended September 30, 2000 included capital additions to property and equipment of $22,769 primarily related to the refurbishment of existing operating units, and increases in deposits to suppliers of $10,000.

     The Company had net cash provided from financing activities for the six months ended September 30, 2000 totaling $274,848. Cash from financing activities primarily consists of $231,025 from net proceeds from the sale of Company stock. These amounts were utilized in the day-to-day operations of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On July 1, 2000, the Company issued 12,275 shares of its common stock, at a price of $0.50 per share, upon the exercise of non-statutory stock options by a single entity. The optionee used debt forgiveness as consideration for the exercise price. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The entity to whom the shares were issued had a longstanding relationship with the Company, was composed of sophisticated investors, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 19, 2000, the Company issued, to an individual consultant of the Company as consideration for consulting services: (i) 150,000 shares of its common stock valued at $0.50 per share; and (ii) a warrant for the purchase of an additional 100,000 shares of its common stock. The warrant has a term of 3 years, and exercise prices of: (a) $2.00 per share for 50,000 of the shares, and
(b) $2.50 for 50,000 of the shares. The shares and warrant were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     From August 11, 2000, continuing through the end of the period covered by this report, the Company has sold 575,000 shares of its common stock in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The sales were to individuals and entities, each of whom was a sophisticated investor and an existing shareholder of the Company.

     On August 15, 2000 the Company issued 25,000 shares of its common stock, at a price of $0.20 per share, upon the exercise of stock options. The Optionee used debt forgiveness as consideration for the exercise price. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a longstanding relationship with the Company as its former controller, and had access to the same information as would be included in a registration statement prepared by the Company.

     On August 23, 2000 the Company issued a non-statutory stock option to an individual, for the purchase of 20,000 shares of its common stock, at an exercise price of $0.35 per share, as consideration for consulting services. The option has a term of 2 years and is fully vested. The option was issued under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee is a sophisticated investor with a preexisting relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 1, 2000, the Company issued 230,000 shares of its common stock to three purchasers pursuant to a restructuring and repricing of an earlier purchase of stock by the three purchasers. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     On September 7, 2000, the Company issued 7,500 shares of its common stock upon the exercise of a warrant at an exercise price of $0.10 per share. The holder of the warrant used cash as consideration for the exercise price. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 19, 2000, the Company issued, to a consultant of the Company, 50,000 shares of its common stock as consideration for consulting services. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     On September 28, 2000, the Company issued 2,750 shares of its common stock, at a price of $0.10 per share, upon the exercise of a warrant. The individual exercising the warrant used cash as consideration for the exercise price. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 29, 2000, the Company issued 277,888 shares of its common stock to three trade creditors in exchange for debt forgiveness in three separate transactions: (i) 204,378 shares were issued with a valuation of $0.50 per share; (ii) 33,510 shares were issued with a valuation of $0.30 per share; and (iii) 40,000 shares were issued with a valuation of $0.20 per share. Each of the three issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the three trade creditors to whom the shares were issued had a longstanding, pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 29, 2000, the Company issued 17,000 shares of its common stock, at a price of $0.10 per share, upon the exercise of a warrant. The individual exercising the warrant used debt forgiveness as consideration for the exercise price. The debt was in the form of a promissory not. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2000, the Company issued 6,667 shares of its common stock, at a price of $3.33 per share, in exchange for debt forgiveness. The debt was in the form of a promissory note. The issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2000 the Company issued 175,000 shares of its common stock to two optionees, at a price of $0.04 per share, upon the exercise of stock options in two separate transactions, one for the issuance of 112,500 shares, and one for the issuance of 62,500 shares. The optionees each used debt forgiveness as consideration for the exercise price. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individuals to whom the shares were issued each had a longstanding relationship with the Company, were officers of the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2000, the Company issued a non-statutory stock option to a law firm, for the purchase of 150,000 shares of its common stock, at an exercise price of $0.20 per share, as consideration for forgiveness of debt for past services rendered. The option has a term of 4 years and is fully vested. The option was issued under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee is a sophisticated investor with a preexisting relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2000, an individual purchased 200,000 shares for $58,175.00 in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a longstanding relationship with the Company, was a director of the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

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

     The Company filed no reports on Form 8-K during the reporting period.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation


                                        By:_____________/S/___________________
                                                 Todd Tkachuk, President

                                        Date: November 14, 2000