Form 10QSB/A
period 2000-09-30
PEABODYS COFFEE INC/NV
filed 2001-02-01
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                             2000           1999
                                                          -----------    -----------
ASSETS
Current Assets
   Other receivables                                      $    16,192    $    25,862
   Inventories                                                 45,763         52,610
   Prepaid expenses                                           145,960         10,203
                                                          -----------    -----------
      Total Current Assets                                    207,915         88,675

Property and equipment (net)                                  441,515        506,767
Deposits and other assets                                     167,774        108,764
                                                          -----------    -----------
      Total Assets                                        $   817,204    $   704,206
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                         $    20,075    $   150,640
   Accounts payable                                           486,783        806,940
   Accrued expenses                                           226,251        437,920
   Liability for acquisition of inventory and equipment        64,000             --
   Capital lease obligations                                      436          3,037
   Short-term borrowings                                       33,420        171,630
   Bridge note financing                                       40,000        367,500
                                                          -----------    -----------
      Total Current Liabilities                               870,965      1,937,667
                                                          -----------    -----------

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 10,678,384 and 6,565,477
   $.001 par value                                             10,678          6,565

   Paid-in capital                                          4,048,603      2,811,437
   Accumulated deficit                                     (4,113,042)    (4,051,463)
                                                          -----------    -----------
      Total Stockholders' Deficit                             (53,761)    (1,233,461)
                                                          -----------    -----------
      Total Liabilities and Stockholders' Deficit         $   817,204    $   704,206
                                                          ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    UNAUDITED

                                                     Six Months Ended             Three Months Ended
                                                       September 30,                 September 30,
                                                    2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Sales                                           $   946,221    $ 1,054,785    $   444,838    $   483,568

Cost of Sales                                       371,634        429,601        162,338        192,374
                                                -----------    -----------    -----------    -----------
      Gross Profit                                  574,587        625,184        282,500        291,194

Operating expenses
   Employee compensation and benefits               476,175        576,420        230,746        273,169
   General and administrative expenses              169,693        148,724        108,822         69,471
   Occupancy                                        141,349        152,472         70,540         66,927
   Director and professional fees                   194,713         87,748         80,791         27,434
   Depreciation and amortization                     55,380         49,503         27,690         24,752
   Loss on disposal of property and equipment        34,481             --         34,481             --
   Other operating expenses                           3,939             --          3,051             --
                                                -----------    -----------    -----------    -----------
                                                  1,075,730      1,014,867        556,121        461,753
                                                -----------    -----------    -----------    -----------

   Operating Loss                                  (501,143)      (389,683)      (273,621)      (170,559)

Interest expense                                     (6,102)       (41,279)        (3,314)       (22,148)
                                                -----------    -----------    -----------    -----------

   Net loss before extraordinary item              (507,245)      (430,962)      (276,935)      (192,707)
   Extraordinary item - forgiveness of debt          46,539             --         37,273             --
                                                -----------    -----------    -----------    -----------

      Net Loss                                     (460,706)      (430,962)      (239,662)      (192,707)

Accumulated Deficit, beginning of period         (3,652,336)    (3,620,501)    (3,873,380)    (3,858,756)
                                                -----------    -----------    -----------    -----------

Accumulated Deficit, end of period              $(4,113,042)   $(4,051,463)   $(4,113,042)   $(4,051,463)
                                                ===========    ===========    ===========    ===========

Earnings per common share:
   Net loss before extraordinary item           $     (0.04)   $     (0.07)   $     (0.02)   $     (0.03)
   Extraordinary item                                   .00             --            .00             --
                                                -----------    -----------    -----------    -----------
   Net loss                                     $     (0.04)   $     (0.07)   $     (0.02)   $     (0.03)
                                                ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

                                                            2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(460,706)   $(430,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                            55,380       49,503
   Gain on extraordinary item - forgiveness of debt        (46,540)          --
   Loss on disposal of property and equipment               34,481           --
Changes in operating assets and liabilities:
   Receivables                                               9,174       (7,664)
   Inventories                                              (5,315)     (11,419)
   Prepaid expenses                                        103,131       (1,162)
   Accounts payable                                         58,487       81,996
   Accrued expenses                                          3,708       97,990
                                                         ---------    ---------
      Net cash used by operating activities               (248,200)    (221,718)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                        (22,769)    (132,895)
Changes to deposits and other assets                       (27,325)     (50,788)
Acquisition of intangibles                                      --           --
                                                         ---------    ---------
      Net cash used by investing activities                (50,094)    (183,683)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                     95,000      128,377
Principal reductions of notes payable                      (50,500)          --
Net proceeds from sale of stock                            231,025      148,298
Payments on capital lease obligations                         (677)      (2,450)
                                                         ---------    ---------
      Net cash provided by financing activities            274,848      274,225

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                           (23,446)    (131,176)

CASH AND CASH EQUIVALENTS
Beginning of period                                          3,371      (19,464)
                                                         ---------    ---------
End of period                                            $ (20,075)   $(150,640)
                                                         =========    =========

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the six months ended September 30, 2000 of $501,143, and current liabilities exceed current assets by $663,050. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

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

NOTE 4 - ACQUISITIONS

In June 2000, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, an unrelated party. Under the original terms of the asset purchase agreement, the Company was to obtain roasting and other equipment, inventory, a non-compete agreement and assume certain liabilities. During the ensuing months, the Company determined that certain aspects of the transaction were not beneficial to its operation and, therefore, renegotiated the transaction.

In September 2000, the asset purchase agreement was amended to include only the roasting equipment and inventory from the original agreement. Terms of the agreement specify that the ultimate consideration paid for the assets is contingent on the seller meeting certain conditions. Specifically, the Company's obligation to issue shares of common stock is conditioned upon the removal of certain liens from the assets being purchased. The seller has thus far been unable to remove the liens from the assets. The Company, therefore, has not yet issued the stock as consideration for the assets. Until the seller meets its conditions under the terms of the agreement, and the Company subsequently issues the shares of common stock, the maximum consideration to be paid has been treated as a current liability of the Company.

The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                      $11,662
     Roasting equipment              52,338
                                    -------
                                    $64,000

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

NOTE 4 - ACQUISITIONS - CONTINUED

Effective December 12, 2000, the Company transferred possession of the roasting equipment for $20,000 to an unrelated party. The Company has recorded this transfer as a liability until such time as clear title has been acquired. The book value of the equipment has been adjusted as of September 30, 2000 resulting in a recorded loss of $32,388.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2000, property and equipment were comprised of the following:

                                                            2000         1999
                                                         ---------    ---------

     Kiosk carts and equipment                           $ 500,449    $ 505,057
     Equipment and furniture                               249,754      207,342
     Signage                                                44,356       41,095
     Site improvements                                      77,395       67,433
                                                         ---------    ---------
                                                           871,954      820,927
     Less: accumulated depreciation                       (430,439)    (314,160)
                                                         ---------    ---------
                                                         $ 441,515    $ 506,767
                                                         =========    =========

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                    UNAUDITED

NOTE 9 - SUPPLEMENTAL DISCLOSURES NON CASH TRANSACTIONS

Non-cash transactions for the six months months ended September 30, 2000 are as follows:

     Accrued interest on bridge note obligations
        forgiven in exchange for warrants to
        purchase common stock                                          $   9,266

     Conversion of obligations on bridge financing
        notes into shares of common stock                                 20,000

     Issuance of common stock in exchange for
        services provided                                                310,000

     Liability for acquisition of inventory
        and equipment                                                     64,000

     Conversion of obligations on trade payables
        and other accrued expenses into shares
        of common stock                                                  245,255

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

     Loss on disposal of property and equipment for the six months ended September 30, 2000 of $34,481 is primarily due to the accrual in September of the loss realized in December 2000 upon disposal of roasting equipment.

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

     Operating losses for the six months ended September 30, 2000 increased to $501,143 from $389,683 the same period in fiscal 1999. As a percentage of net revenues, operating losses increased to 53.0% for the six months ended September 30, 2000 from 36.9% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the increases in professional fees associated with the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets. The increase is further due to accounting fees incurred directly related to the completion of the audit for the year ended March 31, 2000. These audit fees were incurred in the three months ended December 31, 1999 for the fiscal year ended March 31, 1999.

     Net loss for the six months ended September 30, 2000 increased to $460,706 from $430,962 for the same period in fiscal 1999. As a percentage of net revenues, net losses increased to 48.7% for the six months ended September 30, 2000 from 40.9% for the comparable period in fiscal 1999. The increase was primarily due to the increase in consulting and professional fees, offset by extraordinary income resulting from debt forgiveness of $9,266 of accrued interest payable on notes.

          LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company ended the period with a working capital deficit of $663,050. Cash and cash equivalents decreased $23,446 during the six months ended September 30, 2000. Cash utilized by operating activities totaled $248,200 during the six months ended September 30, 2000, primarily due to an operating loss of $460,706 offset by a decrease in prepaid expenses of $103,131, an increase in accounts payable of $58,487 and depreciation expense incurred of $55,380.

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

     From August 11, 2000, continuing through the end of the period covered by this report, the Company has sold 575,000 shares of its common stock at a price of $0.20 per share in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. 375,000 of the shares issued in this offer were in exchange for cash. 200,000 of the shares issued in this offer were in exchange for debt forgiveness. The sales were to individuals and entities, each of whom was a sophisticated investor and an existing shareholder of the Company.

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

     On September 1, 2000, the Company issued 330,000 shares of its common stock to three purchasers pursuant to a restructuring and repricing of an earlier purchase of stock by the three purchasers. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

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

     On September 19, 2000, the Company issued, to a consultant of the Company, 50,000 shares of its common stock with a valuation of $0.20 per share as consideration for consulting services. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

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

     On September 30, 2000, the Company issued 6,667 shares of its common stock, at a price of $0.30 per share, in exchange for debt forgiveness. The debt was in the form of a promissory note. The issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2000 the Company issued 175,000 shares of its common stock to two optionees, at a price of $0.04 per share, upon the exercise of stock options in two separate transactions, one for the issuance of 112,500 shares, and one for the issuance of 62,500 shares. The optionees each used debt forgiveness as consideration for the exercise price. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individuals to whom the shares were issued each had a longstanding relationship with the Company, were an officer and an employee of the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

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

     On September 30, 2000, an individual purchased 200,000 shares of the Company's common stock for $58,175 in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a longstanding relationship with the Company, was a director of the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description
-----------    -----------
2.1*           Articles of Incorporation of Kimberley Mines, Inc.
2.2*           Certificate of Amendment of Articles of Incorporation (Mine-A-Max
                  Corp.)
2.3*           Certificate of Amendment of Articles of  Incorporation  (Peabodys
                  Coffee, Inc.)
2.4*           Amended and Restated Bylaws of Peabodys Coffee, Inc.
3.1*           Peabodys Coffee, Inc. 1995 Stock Option Plan
3.2*           Peabodys Coffee, Inc. 1999 Stock Option Plan
6.1*           Executive Services Agreement with Barry J. Gibbons
6.2**          Arrosto Asset Purchase Agreement
6.3**          Consulting Agreement--Ward
6.4**          Consulting Agreement--Lyman
6.5***         Asset Purchase Agreement with Arrosto Coffee Company, LLC
6.6            Amendment No. 1--Arrosto Asset Purchase Agreement
6.7            Amendment No. 2--Arrosto Asset Purchase Agreement

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By:___________/S/_______________
                                              Todd Tkachuk, President

                                        Date:   January 31, 2001