Form 10QSB
period 2000-12-31
PEABODYS COFFEE INC/NV
filed 2001-02-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,951,717 shares of common stock.

Transitional Small Business Disclosure Format (Check One):  Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1   Financial Statements                                             3

     Item 2   Management's Discussion and Analysis or Plan of Operation       14

Part II - Other Information

     Item 1   Legal Proceedings                                               17

     Item 2   Changes in Securities                                           17

     Item 3   Defaults Upon Senior Securities                                 17

     Item 4   Submission of Matters to a Vote of Security Holders             17

     Item 5   Other Information                                               18

     Item 6   Exhibits and Reports on Form 8-K                                18

Signatures                                                                    19

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

                                                         2000           1999
                                                     -----------    -----------
ASSETS

Current Assets
   Other receivables                                 $    20,893    $    20,663
   Inventories                                            48,068         57,215
   Prepaid expenses                                       81,274          6,156
                                                     -----------    -----------
         Total Current Assets                            150,235         84,034

Property and equipment (net)                             431,899        482,623
Deposits and other assets                                153,593         94,140
                                                     -----------    -----------

         Total Assets                                $   735,727    $   660,797
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                    $    41,293    $   100,115
   Accounts payable                                      606,975        687,626
   Accrued expenses                                      144,141        192,593
   Other current liabilities                              76,000             --
   Capital lease obligations                                  --          1,330
   Short-term borrowings                                  21,320        112,121
   Bridge note financing                                  40,000         62,500
                                                     -----------    -----------

         Total Current Liabilities                       929,729      1,156,285
                                                     -----------    -----------

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 10,951,717 and 7,272,804
     $.001 par value                                      10,952          7,273

   Paid-in capital                                     4,092,136      3,326,286
   Accumulated deficit                                (4,297,090)    (3,829,047)
                                                     -----------    -----------

         Total Stockholders' Deficit                    (194,002)      (495,488)
                                                     -----------    -----------

         Total Liabilities and Stockholders' Deficit $   735,727    $   660,797
                                                     ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
               STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                                    UNAUDITED

                                                     Nine Months Ended             Three Months Ended
                                                        December 31,                  December 31,
                                                    2000           1999           2000           1999
                                                    ----           ----           ----           ----
Sales                                           $ 1,502,267    $ 1,577,233    $   556,046    $   522,448

Cost of Sales                                       604,314        632,052        232,680        202,451
                                                -----------    -----------    -----------    -----------

         Gross Profit                               897,953        945,181        323,366        319,997

Operating expenses
   Employee compensation and benefits               765,893        851,581        289,718        275,161
   General and administrative expenses              238,872        207,268         69,179         58,544
   Occupancy                                        205,264        233,609         63,915         81,137
   Director and professional fees                   287,833        166,168         93,120         78,420
   Depreciation and amortization                     83,070         86,636         27,690         37,133
   Loss on disposal of property and equipment        26,481             --         (8,000)            --
   Other operating expenses                           6,378             --          2,439             --
                                                -----------    -----------    -----------    -----------
                                                  1,613,791      1,545,262        538,061        530,395
                                                -----------    -----------    -----------    -----------

   Operating Loss                                  (715,838)      (600,081)      (214,695)      (210,398)

Interest expense                                    (11,939)       (64,815)        (5,837)       (23,536)
                                                -----------    -----------    -----------    -----------

   Net loss before extraordinary item              (727,777)      (664,896)      (220,532)      (233,934)
   Extraordinary item - forgiveness of debt          83,023        456,350         36,484        456,350
                                                -----------    -----------    -----------    -----------

         Net Income (Loss)                         (644,754)      (208,546)      (184,048)       222,416

Accumulated Deficit, beginning of period         (3,652,336)    (3,620,501)    (4,113,042)    (4,051,463)
                                                -----------    -----------    -----------    -----------

Accumulated Deficit, end of period              $(4,297,090)   $(3,829,047)   $(4,297,090)   $(3,829,047)
                                                ===========    ===========    ===========    ===========

Earnings per common share:
   Net loss before extraordinary item           $     (0.08)   $     (0.11)   $     (0.02)   $     (0.04)
   Extraordinary item                                   .01            .07            .00            .07
                                                -----------    -----------    -----------    -----------
   Net Income (Loss)                            $     (0.07)   $     (0.04)   $     (0.02)   $      0.03
                                                ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

                                                            2000         1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(644,754)   $(208,546)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                            83,070       86,636
   Gain on extraordinary item - forgiveness of debt        (83,023)          --
   Loss on disposal of property and equipment               26,481           --
Changes in operating assets and liabilities:
   Receivables                                               4,473      (10,410)
   Inventories                                              (7,620)     (16,251)
   Prepaid expenses                                        171,817        2,284
   Accounts payable                                        178,679      (70,030)
   Accrued expenses                                        (41,919)     (98,585)
   Other current liabilities                                20,000           --
                                                         ---------    ---------
         Net cash used by operating activities            (292,796)    (314,902)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                        (40,843)    (129,870)
Changes to deposits and other assets                       (13,144)     125,663
Acquisition of intangibles                                      --           --
                                                         ---------    ---------
         Net cash used by investing activities             (53,987)      (4,207)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                    103,200      203,500
Principal reductions of notes payable                      (60,500)    (115,480)
Net proceeds from sale of stock                            260,532      156,091
Payments on capital lease obligations                       (1,113)      (5,653)
                                                         ---------    ---------
         Net cash provided by financing activities         302,119      238,458

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                           (44,664)     (80,651)

CASH AND CASH EQUIVALENTS
Beginning of period                                          3,371      (19,464)
                                                         ---------    ---------
End of period                                            $ (41,293)   $(100,115)
                                                         =========    =========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

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

Note 10 -  Forgiveness of Debt

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee (the "Company") owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has gained access to this segment of the specialty coffee market by contracting with existing food service providers such as Sodexho America, Aramark, The Compass Group, and through direct contracts with selected clients. The Company's product offerings include: high quality coffee and espresso beverages, fruit smoothies, pastries, accompaniments, and coffee related accessories.

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2000. The results of operations for the period ended December 31, 2000 may not necessarily be indicative of the operating results for the entire fiscal year.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

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

Reclassifications
-----------------
Certain amounts from the December 31, 1999 financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees accrued for such services by the Company during the nine months ended December 31, 2000 and 1999, were $18,000 and $31,500, respectively. At December 31, 2000 and 1999, $6,000 and $20,696, respectively, was accrued in accounts payable.

An officer of Mine-A-Max corporation was related to a board member of the Company. Pursuant to the merger agreement, the Mine-A-Max corporate officer was granted 35,000 stock options at an exercise price of $1.00 per share.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the nine months ended December 31, 2000 of $715,838, and current liabilities exceed current assets by $779,494. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

Management's Plan
-----------------
The Board and management acknowledge the issues raised as to the future of the Company. As such, the Company has eliminated over $1 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. The board and management believe that being a reporting company under the Securities Exchange Act of 1934, along with improving financial conditions, will help to attract investment and to create opportunities for the Company.

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

In September 2000, the asset purchase agreement was amended to include only the roasting equipment and inventory from the original agreement. Terms of the agreement specify that the ultimate consideration paid for the assets is contingent on the seller meeting certain conditions. Specifically, the Company's obligation to issue shares of common stock is conditioned upon the removal of certain liens from the assets being purchased. The seller has thus far been unable to remove the liens from the assets. The Company, therefore, has not yet issued the stock as consideration for the assets. Until the seller meets its conditions under the terms of the agreement, and the Company subsequently issues the shares of common stock, the maximum consideration to be paid (currently $56,000) has been treated as a current liability of the Company.

The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                                $11,662
     Roasting equipment                        52,338
                                              -------
                                              $64,000
                                              =======

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

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

In April 1999, the Company purchased certain assets of a coffee company in San Diego, California, an unrelated party, for $120,000 and 5,000 shares of common stock of the Company. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                               $  5,125
     Carts, kiosks and equipment               73,945
     Intangibles                               40,930
                                             --------
                                             $120,000
                                             ========
NOTE 5 - RECAPITALIZATION

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2000, property and equipment were comprised of the following:

                                              2000         1999
                                           ---------    ---------

     Kiosk carts and equipment             $ 513,364    $ 505,153
     Equipment and furniture                 250,711      208,129
     Signage                                  46,029       41,095
     Site improvements                        79,924       79,540
                                           ---------    ---------
                                             890,028      833,917
     Less: accumulated depreciation         (458,129)    (351,294)
                                           ---------    ---------
                                           $ 431,899    $ 482,623
                                           =========    =========

NOTE 7 - ACCOUNTS PAYABLE

Of the $606,975 and $687,626 in accounts payable at December 31, 2000 and 1999, approximately 59% and 76% have been outstanding for more than 90 days, respectively.

NOTE 8 - BRIDGE NOTE FINANCING (DUE AND PAYABLE ON DECEMBER 31,1998)

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. The offering closed August 1996 with $760,000 of notes and warrants sold. Through December 31, 2000 and 1999, $720,000 and $697,500 of principal notes had been converted to common stock, respectively.

In addition, the Company is obligated to make quarterly interest payments on the principal balance outstanding, at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. Certain note holders have elected to forgive all accrued interest in exchange for warrants to purchase common stock. This transaction is discussed in detail in Note 10. As of December 31, 2000, the Company is approximately $27,860 in arrears on interest payments relating to the remaining Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a note holder has the right to: (a) declare all principal and interest immediately due and owing, (b) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to equipment, inventory, accounts, trademarks, and trade names and other intellectual property rights (the "Collateral"), and, in particular, sell, any part of the Collateral, and (c) exercise any other rights or remedies of a secured party under California Law. As of December 31, 2000, the Company has not received any notice of default relating to the Secured Notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                    UNAUDITED

NOTE 9 - SUPPLEMENTAL DISCLOSURES NON CASH TRANSACTIONS

Non-cash transactions for the nine months ended December 31, 2000 are as follows:

     Common stock issued in exchange for
        obligations on: trade payables, and
        other accrued expenses                               $255,555

     Warrants to purchase common stock in
        exchange for forgiveness of:
        trade payables, other accrued expenses,
        and interest on bridge notes                           65,120

     Trade payables forgiven                                   17,903

     Conversion of obligations on bridge financing
        notes into shares of common stock                      20,000

     Issuance of common stock in exchange for
        services provided                                     314,000

     Liability for acquisition of inventory
        and equipment                                          56,000

NOTE 10 - FORGIVENESS OF DEBT

This income represents the forgiveness of trade payables and accrued expenses, recorded in prior years and in the nine months ended December 31, 2000.

In 1995 and 1996 the Company issued interest bearing convertible secured promissory notes ("Bridge Notes"). During the nine months ended December 31, 2000, a Bridge Note holder elected to convert its outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holder who elected to convert its outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest associated with their Bridge Note. In exchange for the debt forgiveness of $9,266, the Company issued this note holder warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

On September 30, 2000, the Company's legal counsel agreed to accept a nonstatutory option for the purchase of 150,000 shares of common stock, with an exercise price of $0.20 per share as full and final settlement for accrued legal fees totaling $20,000.

On December 31, 2000, a former employee of the Company agreed to forgive $36,484 of accrued expenses in exchange for warrants to purchase 100,000 shares of the Company's common stock at a price per share of $0.10.

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

     The Statements of Loss and Accumulated Deficit show a decrease in Sales and Gross Profit for the nine months ended December 31, 2000 over the same period in fiscal 1999. The Company also shows a significant ongoing increase in the Accumulated Deficit for the nine months ended December 31, 2000, indicating a poor overall operating performance.

          REVENUES

     Net revenues for the nine months ended December 31, 2000 decreased 4.8% to $1,502,267 from $1,577,233 for the same period in fiscal 1999. This was due primarily to a reduction in the number of operating kiosk units offset by an increase in average unit revenues. Retail kiosk and cart sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the nine months ended December 31, 2000 decreased 4.4% to $604,314 from $632,052 for the same period in fiscal 1999. As a percentage of net revenues, cost of sales was 40.2% for the nine months ended December 31, 2000 and 40.1% for the comparable period in fiscal 1999.

     Employee compensation and benefits for the nine months ended December 31, 2000 decreased to $765,893 from $851,581 for the same period in fiscal 1999. As a percentage of net revenues, employee compensation and benefits decreased to 51.0% for the nine months ended December 31, 2000 from 54.0% for the comparable period in fiscal 1999. The decrease as a percent of net revenues is primarily due to labor efficiencies gained via higher average revenues at the Company's operating units.

     General and administrative expenses for the nine months ended December 31, 2000 increased to $238,872 from $207,268 for the same period in fiscal 1999. As a percentage of net revenues, general and administrative expenses increased to 15.9% for the nine months ended December 31, 2000 from 13.1% for the comparable period in fiscal 1999. The increase as a percent of net revenues is primarily due to higher recruiting and training costs resulting from employee turnover at the operating unit level.

     Occupancy costs for the nine months ended December 31, 2000 decreased to $205,264 from $233,609 for the same period in fiscal 1999. As a percentage of net revenues, occupancy costs decreased to 13.7% for the nine months ended December 31, 2000 from 14.8% for the comparable period in fiscal 1999. This decrease is primarily due to lower average revenue sharing rates resulting from renegotiated client contracts.

     Director and professional fees for the nine months ended December 31, 2000 increased to $287,833 from $166,168 for the same period in fiscal 1999. As a percentage of net revenues, director and professional fees increased to 19.2% for the nine months ended December 31, 2000 from 10.5% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets.

     Depreciation and amortization expense for the nine months ended December 31, 2000 decreased to $83,070 from $86,636 for the same period in fiscal 1999. As a percentage of net revenues, depreciation and amortization expense has remained consistent at 5.5% for the nine months ended December 31, 2000 and 1999.

     Loss on disposal of property and equipment for the nine months ended December 31, 2000 of $26,481 is primarily due to the loss realized in December 2000 upon disposal of roasting equipment.

     Interest expense for the nine months ended December 31, 2000 decreased to $11,939 from $64,815 for the same period in fiscal 1999. As a percentage of net revenues, interest expense decreased to 0.8% for the nine months ended December 31, 2000 from 4.1% for the comparable period in fiscal 1999. The decrease was primarily due to savings from the conversion of interest bearing debt into shares of common stock. $20,000 of interest bearing debt was converted to common stock in April 2000, $307,500 in December 1999, and $4,500 in April 1999.

     Operating losses for the nine months ended December 31, 2000 increased to $715,838 from $600,081 the same period in fiscal 1999. As a percentage of net revenues, operating losses increased to 47.7% for the nine months ended December 31, 2000 from 38.0% for the comparable period in fiscal 1999. The increase as a percentage of net revenues was primarily due to the increase in professional fees associated with the engagement of various consultants to assist the Company in obtaining financing and in the penetration of new markets.

     Net loss for the nine months ended December 31, 2000 increased to $644,754 from $208,546 for the same period in fiscal 1999. As a percentage of net revenues, net losses increased to 42.9% for the nine months ended December 31, 2000 from 13.2% for the comparable period in fiscal 1999. As discussed in Note 20 of the Annual Report of the Company on Form 10-KSB, filed with the Commission on June 29, 2000, the Company realized an extraordinary gain during the quarter ended December 31, 1999 of $456,350. This gain in fiscal 1999 was primarily related to the forgiveness of accrued interest on bridge notes and the forgiveness of obligations for accrued expenses.

          LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company ended the period with a working capital deficit of $779,494. Cash and cash equivalents decreased $44,664 during the nine months ended December 31, 2000. Cash utilized by operating activities totaled $292,796 during the nine months ended December 31, 2000, primarily due to a net loss of $644,754 offset by a decrease in prepaid expenses of $171,817, an increase in accounts payable of $178,679 and depreciation expense incurred of $83,070.

     Cash utilized for investing activities for the nine months ended December 31, 2000 included capital additions to property and equipment of $40,843 and increases in deposits to suppliers of $10,000. The capital additions were primarily related to the refurbishment of existing operating units in their present locations as well as the refurbishment and relocation of other units in an effort to achieve improved unit operating results.

     The Company had net cash provided from financing activities for the nine months ended December 31, 2000 totaling $302,119. Cash from financing activities primarily consists of $260,532 from net proceeds from the sale of Company stock. These amounts were utilized in the day-to-day operations of the Company.

     Management is currently attempting to secure sufficient investment capital to support continued operations and allow for the opening or acquiring of additional operating units. The Company is also focused on improving existing operating unit performance through enhanced training programs, increased prices, and site-level promotions. Management anticipates that these activities will have a significant positive impact on the Company's overall operating losses. However, management estimates that the number of Company operated units will need to grow to least 35 with comparable or slightly improved performance in order to reach break even with operational costs. The Company estimates that this growth to 35 units will require approximately $450,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve. The Company has engaged the services of various consultants to assist in its efforts to grow and secure additional capital. The Company is currently negotiating with several alternative sources of capital. Management believes that one or more of these sources may be in place by the end of the current fiscal year. However, there can be no assurances that such capital will be in place.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On October 2, 2000, the Company issued 20,000 shares of its common stock to two individuals as consideration for services, with 10,000 shares issued to each individual The stock was valued at $0.20 per share, and the services provided as consideration were advisory and consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individuals were each sophisticated investors, had longstanding relationships with the Company as shareholders, and had access to the same information as would be included in a registration statement prepared by the Company.

     Between October 1, 2000, and December 6, 2000, the Company sold 183,333 shares of its common stock at a price of $0.20 per share in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The initial sale of this offering took place on August 11, 2000 (as reported in the previously filed Form 10-QSB for the period ended 9-30-00), and the offering period ended on December 6, 2000. The sales were to individuals and entities, each of whom was a sophisticated investor and an existing shareholder of the Company.

     On December 31, 2000, the Company issued 70,000 shares of its common stock, at a price of $0.1471 per share, in exchange for debt forgiveness. The debt was in the form of a promissory note. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On December 31, 2000, the Company issued a warrant, to a former employee of the Company, for the purchase of 100,000 shares of its common stock, at an exercise price of $0.10 per share, as consideration for forgiveness of debt for past services rendered. The warrant has a term of 5 years. The warrant was issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The warrant holder had a longstanding relationship with the Company, was the Company's former Controller, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

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

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description
-----------    -----------
2.1*           Articles of Incorporation of Kimberley Mines, Inc.
2.2*           Certificate of Amendment of Articles of Incorporation
               (Mine-A-Max Corp.)
2.3*           Certificate of Amendment of Articles of Incorporation
               (Peabodys Coffee, Inc.)
2.4*           Amended and Restated Bylaws of Peabodys Coffee, Inc.
3.1*           Peabodys Coffee, Inc. 1995 Stock Option Plan
3.2*           Peabodys Coffee, Inc. 1999 Stock Option Plan
6.1*           Executive Services Agreement with Barry J. Gibbons
6.2**          Asset Purchase Agreement with Arrosto Coffee Company, LLC
6.3**          Consulting Agreement--Ward
6.4**          Consulting Agreement--Lyman
6.5***         Amendment No. 1--Arrosto Asset Purchase Agreement
6.6***         Amendment No. 2--Arrosto Asset Purchase Agreement

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on December 21, 1999.

**Incorporated by reference to the Company's Annual Report on Form 10-KSB, filed with the Commission on June 29, 2000.

***Incorporated by reference to the Company's Amended Quarterly Report for the Period Ending September 30, 2000, filed on Form 10-QSB/A with the Commission under the Exchange Act on February 1, 2001.

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

                                         PEABODYS COFFEE, INC.,
                                         A Nevada Corporation

                                         By:____________/S/_________________
                                                    Todd Tkachuk, President

                                         Date:   February 13, 2001