Form 10KSB
period 2001-03-31
PEABODYS COFFEE INC/NV
filed 2001-06-29
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $2,141,946.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of June 27, 2001, [in the past 60 days], was approximately $833,093.

                                TABLE OF CONTENTS

PART I (Alternative 2)

Item 1    Description of Business                                              3
Item 2    Description of Property                                             20
Item 3    Directors, Executive Officers and Significant Employees             20
Item 4    Remuneration of Directors and Officers                              21
Item 5    Security Ownership of Management and Certain Securityholders        22
Item 6    Interest of Management and Others in Certain Transactions           23

PART II

Item 1    Market Price of and Dividends on the Registrant's Common
          Equity and Other Shareholder Matters                                24
Item 2    Legal Proceedings                                                   25
Item 3    Changes in and Disagreements with Accountants                       25
Item 4    Submission of Matters to a Vote of Security Holders                 26
Item 5    Compliance with Section 16(a) of the Exchange Act                   26
Item 6    Reports on Form 8-K                                                 26

PART F/S

PART III

Index to Exhibits                                                             28

SIGNATURES                                                                    29

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                             PART I (ALTERNATIVE 2)

ITEM 1.   DESCRIPTION OF BUSINESS
          (FORM 1-A MODEL B ITEM 6)

OVERVIEW

     Peabodys Coffee, Inc., a Nevada corporation (the "Company" or "Peabodys"), is in the business of selling specialty coffee drinks. Peabodys sells its coffee drinks by the use of coffee espresso bars (kiosks), positioned primarily in corporate and institutional locations. Peabodys believes that the highest level of growth, stability and return on investment in the specialty coffee market is available through targeting a "captive" market niche, and by avoiding direct competition with "retail" companies such as Starbucks, Peet's, Diedrich Coffee, Seattle's Best and others located in fixed, traditional, store-front locations. As described in detail below, Peabodys' kiosks require comparatively lower levels of capital investment, overhead and advertising, and are relatively simple to operate.

     Peabodys' kiosks, while usually appearing permanent, are portable and often completely self-contained, with the exception of electrical supply. They are generally located in commercial and educational facilities, including corporate office buildings, universities, and hospitals. The Company also operates one fixed store-front location in South Lake Tahoe which occupies approximately 300 square feet and offers "to go" products only. Peabodys' marketing strategy is to enter into subcontracts with companies having general contracts for food and beverage services for the above sites, and to enter into direct contracts with the host facility. Both subcontracts and direct contacts allow Peabodys to locate its coffee kiosks in the sites in exchange for a percentage of the gross revenue generated by the kiosks. Three of Peabodys' existing foodservice provider clients, Sodexho-America, The Compass Group and ARAMARK, control several thousand institutional foodservice sites across the country (Nations Restaurant News Special Report-Top 100 Contract Chains 1999), potentially providing the Company with the opportunity for growth, although the Company recognizes that not all of these sites are suitable locations for the Company's kiosks.

     As of March 31, 2001, the Company was operating 23 kiosk outlets and had achieved profitability at the "unit level" at 19 of these locations. Of the 4 non-profitable locations, 2 were opened in the first quarter of 2001. The Company designates a kiosk to be profitable at the "unit level" when the kiosk generates net income after accounting for all expenses directly related to the specific unit. These direct expenses consist of: cost of goods sold, occupancy costs, operating expenses and fully loaded labor costs which include employer contributions, benefits and workers compensation.

     Despite the "unit level" profitability described above, the Company has not been profitable. As the accompanying financial statements show, in its last fiscal year which ended on March 31, 2001, the Company had a net operating loss of $890,879, and an overall net loss of $821,376. These losses indicate that any profits at the unit level are overshadowed by the Company's expenses at the corporate level. These corporate level expenses consist of: (i) corporate salaries; (ii) professional fees (primarily legal and accounting); (iii) consultant fees; (iv) lease payments and related expenses to maintain corporate offices; (v) insurance premiums; (vi) interest expense on Company debt; and
(vii) depreciation expense on the

Company's capital assets, which consist primarily of the kiosks. The Company's balance sheet as of March 31, 2001 showed a shareholders' deficit of $197,834, and current liabilities exceeding current assets by $721,624.

     Because of the Company's operating losses and financial situation, note 3 of the accompanying financial statements expresses a "going concern opinion:"

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has a net capital deficiency of $197,834 as of March 31, 2001.

          In view of these matters, realization of certain assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements through raising additional capital and the success of its future operations.

     In order to address the issue of the Company's continuation as a going concern, the Company has taken the following actions:

     The Company has launched its plan to eliminate debt from its balance sheet through a combination of converting debt to equity and negotiating settlements at less than full value. For the combined fiscal years ended March 31, 2001 and March 31, 2000, this plan has resulted in debt conversion/debt forgiveness of approximately $1.5 million. Although the success of this debt conversion/forgiveness improves the appearance of the Company's balance sheet, it does not directly improve the profitability of the Company's operations. However, the Company believes that a consistently improving balance sheet will enhance the Company's ability to attract investment capital. Based on the success of the debt reduction plan, the Company intends to continue with efforts to further reduce its debt by using the same or similar approach.

     Second, due to a challenging economic climate that has hampered capital raising efforts, the Company has adjusted its game plan by refocusing on organic growth. The Company has implemented a program for eliminating all non-value adding overhead at both the corporate and field levels. Marginal sites have either been closed or relocated and all existing sites are continually evaluated to ensure that they meet acceptable performance standards.

     Third, the Company has focused its operating plan on improving the economics of existing sites and increasing brand awareness. The operating plan is targeted to increase revenue by educating the customer, providing higher levels of service through enhanced training programs, and improving product quality by implementing whole bean coffees and grinders at the site level. In addition, the Company has overhauled its distribution system whereby all vendors now direct-ship all products to the operating unit. The Company has re-evaluated its retail pricing policies, resulting in a new menu rollout with increased prices that are supported by a higher quality product. The Company anticipates improvements to average unit revenues, comparable store sales results, and cost of goods sold.

     Fourth, the Company has redirected its efforts away from conventional equity capital markets, and has begun exploring potential alliances with strategic partners, and merger/acquisition candidates. The Company is seeking potential partners who can add value to its brand and operating strength with financial resources and/or market access. The Company is in preliminary discussions with a number of possible candidates who meet the desired criteria. It is the Company's intention to solidify one or more of these possibilities within the next three months.

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

     The Statements of Loss and Accumulated Deficit show consistent sales and gross profit, and an increase in the net loss for the year ended March 31, 2001 over the prior year. However, the stockholder's deficit decreased due to infusion of capital. Although net losses increased for fiscal year 2001, the operating loss is less after consideration of a significant increase in professional fees.

     REVENUES

     Net revenues for the twelve months ended March 31, 2001 increased 0.8% to $2,141,946 from $2,124,395 for the corresponding period in fiscal 2000. This was due primarily to an increase in the average kiosk revenue as the number of operating kiosks declined from 26 to 23. Retail kiosk and cart sales accounted for 100% of revenues for both periods. For the twelve months ended March 31, 2001, net revenue was generated from 8 different clients and special events, with the largest client being Sodexho America, representing 23.3% of total net revenue.

     COSTS AND EXPENSES

     Cost of goods sold for the twelve months ended March 31, 2001 decreased to $876,738 from $877,074 for the same period in fiscal 2000. As a percentage of net revenues, cost of goods sold decreased to 40.9% for the twelve months ended March 31, 2001 from 41.3% for the comparable period in fiscal 2000. The decrease as a percentage of net revenues was primarily due to a reduction in distribution costs resulting from the implementation of direct shipments from vendors to the Company's retail operating units. During the twelve months ended March 31, 2001, 5 units were closed or relocated due to unacceptable unit level operating performance. For the twelve months ended March 31, 2001, these 5 units accounted for $135,825 of the Company's net revenue, and $83,797 of the total operating loss.

     Employee compensation and benefits for the twelve months ended March 31, 2001 decreased to $1,102,508 from $1,107,772 for the same period in fiscal 2000. As a percentage of net revenues, employee compensation and benefits for the twelve months ended March 31, 2001 remained consistent with the comparable period in fiscal 2000.

     General and administrative expenses for the twelve months ended March 31, 2001 decreased to $256,717 from $287,122 for the same period in fiscal 2000. As a percentage of net revenues, general and administrative expenses decreased to 12.0% for the twelve months ended March 31, 2001 from 13.5% for the comparable period in fiscal 2000. The decrease as a percentage of net revenues was primarily due to reduced travel expenditures and reduced telephone expenses resulting from budget cuts in travel and an improved telecommunication service provider arrangement.

     Occupancy costs for the twelve months ended March 31, 2001 decreased to $276,382 from $311,370 for the same period in fiscal 2000. As a percentage of net revenues, occupancy costs decreased to 12.9% for the twelve months ended March 31, 2001 from 14.7% for the comparable period in fiscal 2000. The decrease as a percentage of net revenues was primarily due to lower revenue sharing rates resulting from both renegotiated contracts and new client contracts at lower revenue sharing rates.

     Director and professional fees for the twelve months ended March 31, 2001 increased to $372,662 from $200,106 for the same period in fiscal 2000. As a percentage of net revenues, director and professional fees increased to 17.4% for the twelve months ended March 31, 2001 from 9.4% for the comparable period in fiscal 2000. The increase as a percentage of net revenues was primarily due to the engagement of various consultants for business development, public relations, and other services for assisting the Company with its capital raising efforts.

     Depreciation and amortization expense for the twelve months ended March 31, 2001 increased to $126,959 from $113,503 for the same period in fiscal 2000. The increase was primarily due to the purchase of equipment in fiscal year 2000 generating a full year of depreciation in fiscal year 2001.

     Interest expense for the twelve months ended March 31, 2001 decreased to $18,877 from $66,372 for the same period in fiscal 2000. As a percentage of net revenues, interest expense decreased to 0.9% for the twelve months ended March 31, 2001 from 3.1% for the comparable period in fiscal 2000. The decrease was primarily due to savings from the conversion of interest bearing debt into shares of common stock.

     Operating losses for the twelve months ended March 31, 2001 increased to $890,879 from $774,223 for the same period in fiscal 2000. As a percentage of net revenues, operating losses increased to 41.6% for the twelve months ended March 31, 2001 from 36.4% for the comparable period in fiscal 2000. The increase as a percentage of net revenues was primarily due to increased director & professional fees related to the engagement of various consultants for business development, public relations, and other services for assisting the Company with its capital raising efforts.

     Net loss for the twelve months ended March 31, 2001 increased to $821,376 from $372,608 for the same period in fiscal 2000. As a percentage of net revenues, net losses increased to 38.3% for the twelve months ended March 31, 2001 from 17.5% for the comparable period in fiscal 2000. The net loss increase was primarily due to a decrease in extraordinary income and an increase in director and professional fees. Extraordinary income for the twelve months ended March 31, 2001 decreased to $88,380 from $467,987 for the same period in fiscal 2000. As a percentage of net revenues, extraordinary income decreased to 4.1% for the twelve months ended March 31, 2001 from 22.0% for the comparable period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company ended its fiscal year with a working capital deficit of $721,624. Cash and cash equivalents increased $4,987 during the twelve months ended March 31, 2001. Cash utilized by operating activities totaled $334,138 during the fiscal year 2001, primarily due to a net loss of

$821,376 offset by non-cash items of depreciation and forgiveness of debt, combined with changes in current assets and liabilities as detailed in the Statements of Cash Flows.

     The Company had net cash applied to investing activities for the twelve months ended March 31, 2001 totaling $55,494. This included capital additions to property and equipment of $68,100 primarily related to the equipment purchase for the opening of the two Kaiser Hospitals, and costs associated with refurbishing and relocating existing kiosks. The Company also disposed of equipment for $22,500.

     The Company had net cash provided from financing activities for the twelve months ended March 31, 2001 totaling $394,619. Cash from financing activities primarily consists of $110,200 from net short-term borrowing and $285,532 net proceeds from the sale of Company stock. These amounts were utilized in the day-to-day operations of the Company.

     Management has been successful in eliminating debt from its balance sheet through a combination of converting debt to equity and negotiating settlements at less than full value. This plan has resulted in debt conversion/debt forgiveness of approximately $1.5 million over the past two fiscal years. The Company intends to continue with efforts to further reduce its debt by using the same or similar approach.

     Although the success of this debt conversion/forgiveness improves the appearance of the Company's balance sheet, it does not directly improve the profitability of the Company's operations. However, the Company believes that operating results subsequent to March 31, 2001 will indicate substantial overall operating improvements that in conjunction with a consistently improving balance sheet will provide the means to attract equity capital based on the current success of its plan addressing the "Going Concern" issue.

     Management estimates that the number of Company-operated units will need to grow to at least 30 with comparable or slightly improved performance to the existing units in order to reach break even with operational costs. The Company estimates that this growth to 30 units will require approximately $300,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve. In anticipation of this growth and the need for additional capital, the Company is planning to release a private placement offering memorandum in July 2001. The details of the private placement are still being contemplated and there can be no assurance that the Company will be successful in attracting investors.

INDUSTRY OVERVIEW

     According to the National Coffee Association's ("NCA") 2000 study, citing an article titled "Java's Jumpin' and Jivin" published in CafeCuisine Magazine in September 2000, 79% of the adult population in the U.S. drinks coffee. These coffee drinkers will spend about $18.5 billion dollars on their beverage of choice, compared with $13 billion in 1993. The NCA's 2000 National Coffee Drinking Trends study found that much of the recent growth in coffee drinking came from the 18-to-24-year-old consumers.

     In The Specialty Coffee Association of America's 1999 Coffee Market Survey, 48.5% of Americans consider themselves to be coffee drinkers. On average they drink 1.4 cups per day. The U.S. coffee market consists of two distinct product categories: (1) commercial ground roast, mass-merchandised regular brewed coffee and (2) specialty coffees (premium grade arabica coffees sold in whole bean and ground form) and other premium coffees.

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

     The Company believes that several factors have contributed to the increase in demand for specialty coffee, evolving coffee from a staple drink to a gourmet beverage, including:

     o Greater consumer awareness of specialty coffee as a result of its increasing availability and expanded coffee menus which market coffees in a multitude of roasts, blends and varieties;

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

COMPANY BACKGROUND

PEABODYS CA

     The current business of the Company began with the formation of Peabodys Coffee, Inc., a California corporation ("Peabodys CA"), in 1995. Co-founder Todd Tkachuk (who is currently an officer and director with the Company) conceived of a company which would contract with an institutional food service vendor (the "client"), such as Sodexho America, The Compass Group, or ARAMARK, that held the food service contract for an institutional setting (the "host organization"), such as a corporate facility, college, university, or hospital. As with the Company today, Peabodys CA would enter into a subcontract with the client (which had a general contract to provide food services to the host facility) to install coffee kiosks at the host organization. In return, Peabodys CA paid the client a percentage of the gross revenues generated by each kiosk.

     The Peabodys CA model, which is now the model of the Company today, differs from traditional specialty coffee retailers in the following significant ways:

     o No direct competition with Starbucks and other retail specialty coffee sellers operating from fixed, "store-front" locations.

     o Access to large numbers of sites through foodservice clients who have relationships already in place with such sites.

     o Captive customer populations at such sites, such as office buildings, hospitals and schools, resulting in no direct competition at the site itself, and therefore no need for significant advertising expenses.

     o Low initial investment and short time periods required to open new sites.

     o No expenses for utilities or common area maintenance charges, since these are usually provided for in the foodservice provider's general contract.

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

THE MERGER

     On March 12, 1999, Peabodys CA entered into a Plan and Agreement of Reorganization (the "Agreement") with the Company. The Agreement provided for a share exchange in which the Company offered shareholders of Peabodys CA one (1) share of the Company's common stock in exchange for one (1) share of Peabodys CA common stock. The shares were offered by the Company in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Agreement provided further that, after the Company had acquired a majority of the outstanding stock of Peabodys CA, the Company would effect a merger of Peabodys CA into the Company. On March 15, 1999 the Company filed an Amendment to
Articles of Incorporation with the State of Nevada changing its name from Mine-A-Max Corporation to Peabodys Coffee, Inc. On June 30, 1999, the Company effected a merger ("Merger"), with Peabodys CA as the disappearing corporation and the Company as the surviving corporation.

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

     The Company has yet to compete the formalities in connection with the Merger. However, the Company has issued new share certificates to the former holders of Peabodys CA shares. The Company has not filed the proper document to effect the Merger in the State of California, as set forth in Corp. C. ss. 1108(d). When this document is filed, because more than six (6) months will have elapsed between the filing of the Articles of Merger in the State of Nevada and the filing of the proper document in California, the Merger will be effective in California as of the date of the later filing, all in accordance with Corp. C. ss. 1108(e). The effect on the Company of this later effective date is not clear at this time.

BUSINESS STRATEGY AND OPERATION

     In order to take advantage of the growing market for specialty coffee as described in the "Industry Overview," above, the Company has developed a business strategy based on the following concepts:

     Business and Institutional Locations. The Company focuses on locating its coffee kiosks in business and institutional facilities. The Company has experienced both lower competition and reduced advertising and marketing expenses by installing kiosks in such areas, since the kiosks have a nearby captive audience of employees and students at business and institutional sites.

     Quality Coffee. Peabodys strives to offer coffees of a very high quality. The product mix offered by each kiosk can be tailored to meet the taste and preferences of each locale.

     Low Cost Operations. The cost of opening and operating each kiosk is less than the cost of opening and operating the fixed, retail stores operated by many other specialty coffee retailers. Each kiosk can achieve profitability with sales as low as $300 per day.

SITE FORMAT AND OPERATIONS

     Each existing Peabodys site consists of a kiosk that measures approximately ten feet long, three feet deep, and four feet high (counter level), with related equipment and display space. Standard equipment on the kiosk includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display racks for baked goods and other non-coffee items. All kiosks are equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. Under the terms of its contracts, Peabodys is usually allotted both dry and cold storage space within the host's commissary facilities, at no charge to the Company.

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

SITE EXPENSES

     In lieu of rent or lease payments, Peabodys pays a percentage of the revenue generated by each kiosk to the foodservice provider or the host at an average rate of approximately 12.9%. The Company contracts its services either directly with the host facility, or subcontracts its services indirectly through the foodservice provider who is a party to a contract to provide food service to the host facility. When the Company contracts its services directly with the host, the Company pays the host facility the percentage of gross revenue that is agreed to in the contract. When the Company contracts with a foodservice provider, such as ARAMARK, Compass, or Sodexho America, the Company pays the percentage of gross revenue to the foodservice provider, and incurs no expenses directly with the host facility. Other nominal expenses such as water and power are normally included in this above-described payment.

SITE LOCATIONS

     As of March 31, 2001, the Company operated 23 coffee kiosks throughout California and Nevada as follows: In California, 21 units in the following geographic markets: 5 in San Diego; 2 in the San Bernardino Valley; 3 in San Jose; 5 in Santa Cruz; 4 in Sacramento; and, 1 in South Lake Tahoe. In Nevada, the Company operated 2 units in Reno. The Company's 23 operating units were located in the following venues: 13 were located at educational sites (i.e. colleges and universities); 5 were located at corporate office facilities; 4 were located at hospitals; and, 1 was a 300 square foot store-front retail location serving "to-go" products only.

SUPPLIERS

     The Company procures its coffee from Grounds For Enjoyment, Inc. ("GFE") in Redlands, California. GFE is a specialty coffee roaster serving California, and Peabodys is GFE's largest specialty coffee account. The Company has no contract in effect with GFE other than the purchase orders it places. The Company believes that GFE's current roasting capacity may not be sufficient to meet its needs for the foreseeable future, but the Company believes that there is an abundance of other suppliers who could fulfill the Company's supply requirements if necessary. Any risk associated with having only one supplier, therefore, appears to be minimal.

     The Company provides its proprietary specifications for varietals, roast, and grind and proportions (for brewed coffees) to GFE, which in turn purchases green beans, and then roasts, blends, and grinds (for brewed coffees) to Peabodys' specifications. Finished product is bagged, sealed, and shipped to the Company as ordered. In April and May of 2001, the Company tested on-site grinding of fresh roasted whole beans for its brewed coffee to increase freshness and quality. The results of the test were encouraging and the Company is in the process of installing grinders at all of its locations. The Company believes that GFE's current roasting capacity may not be sufficient to meet its needs for the foreseeable future, but the Company believes that there is an abundance of other suppliers whom could fulfill the Company's supply requirements if necessary.

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

     As described in more detail in the "Overview" section of Item 1 above, at March 31, 2001, the Company was operating 23 kiosk units, most of which are profitable at the unit level. The Company as a whole is not profitable however, since the profits generated at the unit level are overshadowed by the Company's expenses at the corporate level. Management estimates that the number of Company operated units will need to expand to at least 30 with comparable or slightly improved performance to the existing units in order to reach break-even with operational costs (although management estimates that such break-even could potentially be reached with less than 30 units if locations with higher profitability are opened or acquired). The Company estimates that this growth to 30 units will require approximately $300,000 of additional investment capital (in addition to the investment capital required to address the current working capital deficit) and approximately six months to achieve.

     If the Company is able to raise the capital needed for expansion of its operations, the Company anticipates that expansion will come from the following, described in detail below: (i) adding additional locations under current contracts; (ii) developing new relationships with additional foodservice providers and (iii) developing direct contracts with host company facilities that control a significant number of locations such as large retailers, healthcare organizations and property owners.

     The Company believes that its most significant growth will come from expanded relationships with its current clients. In an effort to lessen the seasonal impact on revenues that the Company has experienced from a high concentration of university and college locations, the Company is targeting healthcare (i.e. hospitals) and large retailers for its primary growth. Hospitals and retailers offer considerably more operating days and consistency throughout the course of a year. Also, three of the Company's existing clients, Sodexho-America, The Compass Group and ARAMARK, control several thousand institutional foodservice sites across the country (Nations Restaurant News Special Report-Top 100 Contract Chains 1999). Many of these sites are a potential location for a Peabodys kiosk. Also, the Company believes that there is opportunity to acquire existing kiosks located in key locations.

     In addition to the future development of the Company's core institutional operations, the Company is exploring opportunities in additional channels of trade within the specialty coffee industry. The Company believes that drive-thru and wholesaling offer both synergy with the Company's core operations and high growth potential on their own.

     On March 12, 2001, the Company entered into contracts to provide coffee kiosk services at two large Kaiser Permanente hospitals in southern California. Kaiser Permanente is the largest HMO healthcare provider in the U.S. The Company believes that the new relationship with Kaiser has the potential of creating substantive growth opportunities in the Company's most desirable growth venue i.e. hospitals, which offer solid consistent revenue opportunities throughout the entire year.

MARKETING STRATEGY

     Peabodys' marketing strategy is based on its contractual relationships with foodservice providers and other direct clients with multiple facilities (i.e. Kaiser). These foodservice providers, such as Sodexho-America, The Compass Group, and ARAMARK, have general contracts with host facilities such as corporate offices, industrial facilities, office buildings, universities, colleges, hospitals and entertainment venues. Peabodys contracts with the foodservice providers to allow Peabodys to locate its kiosks on the sites with which the foodservice provider has a general contract. In return, Peabodys pays the foodservice provider a percentage of gross revenues, averaging 12.9% for the twelve months ended March 31, 2001. Additionally, Peabodys contracts directly with certain multi-unit clients who control their own facilities and in return Peabodys pays the host (client) a percentage of gross revenues directly.

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

     The performance of individual coffee kiosks may also be affected by factors such as traffic patterns and the type, number and proximity of competing coffeehouses. In addition, factors such as inflation, increased coffee bean, food, labor and employee benefit costs and the availability of experienced management and hourly employees may also adversely affect the specialty coffee retail business in general and our coffee kiosks in particular.

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

EMPLOYEES

     The Company currently has 92 employees of which 20 are full-time employees and 6 of which are administrative.

SEASONALITY

     Because the Company serves both hot and cold coffee drinks, the sales of the Company's products at most kiosk locations do not appear to be significantly affected by the seasons. However, those kiosks which are located in educational facilities are affected by the seasons to the extent that sales are significantly less when school is not in session.

RISK FACTORS AFFECTING THE COMPANY

     COMPLETION OF MERGER. As described above, on June 30, 1999, the Company effected a merger with Peabodys CA as the disappearing company and the Company as the surviving company (the "Merger"). In effecting the Merger, the Company did not send a notice of approval of the Merger and appraisal price of the shares to Peabodys CA shareholders in accordance with Corp. C.ss.1301(a) for the exercise of dissenters' rights. Consequently, no Peabodys CA shareholders delivered a demand to exercise dissenters' rights under Corp. C.ss.1301(b) in connection with the Merger, and there were no "dissenting shares," as defined in Corp. C.ss.1300(b). It is not clear at this time whether any former Peabodys CA shareholders will seek to enforce their dissenters' rights, and, if so, what the Company's liability will be.

     The Company has yet to complete formalities in connection with the Merger, and as of the date of this filing, has not filed the proper document to effect the Merger in the State of California, as set forth in Corp. C. ss. 1108(d). When this document is filed, because more than six (6) months will have elapsed between the filing of the Articles of Merger in the State of Nevada and the filing of the proper document in California, the Merger will be effective in California as of the date of the later filing, all in accordance with Corp. C. ss. 1108(e). The effect on the Company of this later effective date is not clear at this time.

     LATE PAYMENTS RELATING TO DEBT. Pursuant to the Merger, the Company by operation of law assumed all of the obligations of Peabodys CA. In an earlier private placement, Peabodys CA offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. The Company is now obligated to make quarterly payments on the principal balance outstanding and to repay such Secured Notes. As of March 31, 2001, the Company is in default on the principal balance of the Secured Notes in the amount of $40,000 and is approximately $29,376 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security
Agreement relating to the Secured Notes, a noteholder has the right to (i) declare all principal and interest immediately due and owing; (ii) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to, equipment, inventory, accounts, trademarks and tradenames and other intellectual property rights (the "Collateral"), and, in particular, sell any part of the Collateral and (iii) exercise any other rights or remedies of a secured party under California law. As of the date hereof, the Company has not received any notice of default relating to the Secured Notes.

     OPERATING LOSSES; LIMITED OPERATING HISTORY; DEVELOPMENT STAGE OF COMPANY. Prior to the Merger, Peabodys CA had incurred operating losses in each quarter since its inception and has a significant accumulated deficit. Peabodys CA's operating loss for the fiscal year ended March 31, 1999 was $632,359, and its shareholders' deficit was $929,526. For the fiscal year ended March 31, 2000, the Company's operating loss was $774,223 and its shareholders' deficit was $399,335. It is anticipated that the Company will continue to incur losses, until it is able to increase revenues sufficient to support operations. The Company had an operating loss of $890,879 for the fiscal year ending March 31, 2001, and its shareholders' deficit was $197,834 at the end of that period. The Company's possible success is dependent upon the successful development and marketing of its services and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force the Company to reduce or curtail operations.

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

     RELIANCE ON MAJOR CLIENTS. The Company's two largest clients represent 44.2% of its gross revenue for the year ended March 31, 2001. The same two clients represented 54.7% of the gross revenue for the year ended March 31, 2000. Although this indicates a trend toward less reliance on major clients, the Company would experience a material decline in revenues if it were to lose either of these major clients.

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

     COMPETITION. As described above, the Company competes indirectly against specialty coffee retailers (such as Starbucks, Diedrich Coffee and others), restaurant and beverage outlets that serve coffee, and directly with a growing number of espresso stands, carts, and stores in the Company's markets. The Company's coffee beverages compete directly against all other coffees on the market, including those sold in supermarkets. The specialty coffee segment is becoming increasingly competitive. The coffee industry, and particularly the Company's market of commercial and industrial locations, is dominated by large companies such as Sodexho-America, The Compass Group, and ARAMARK, each of whom has significantly greater financial, marketing, distribution and management resources than the Company.

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

     ABILITY TO MANAGE RAPID GROWTH. The success of the Company will require significant expansion of its business. Any such expansion could place a significant strain on the Company's resources and would require the Company to hire additional personnel to implement additional operating and financial controls and improve coordination between marketing, administration and finance functions. The Company would be required to install additional reporting and management information systems for sales monitoring, inventory control and financial reporting. There can be no assurance that the Company would be able to manage any substantial expansion of its business, and a failure to do so could have a materially adverse effect on the Company's operating results.

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

ITEM 2.   DESCRIPTION OF PROPERTY
          (FORM 1-A MODEL B ITEM 7)

     The Company's principal executive offices are located at 3845 Atherton Road, Suite 9, Rocklin, California, 95765, and its telephone number is (916) 632-6090. The facility is utilized in the following manner: a) administrative offices, b) professional offices, c) storage and warehousing, and d) product development. The facility consists of approximately three thousand (3,000) square feet of office and warehouse space, leased for $2,857 per month. The lease expires in September 2001. The Company believes that its existing facilities are adequate for its current use.

     The kiosks which the Company owns and uses for its day-to-day operations on its sites vary from site to site, but generally measure approximately 10 feet long, 3 feet deep, and 4 feet high (counter level) with related equipment and display space. Standard equipment on each kiosk includes a two-group espresso machine, two espresso grinders, a coffee brewer, blender, and cash register, and display racks for baked goods and other non-coffee items. All kiosks are equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. The cost of a kiosk, including internal plumbing, equipment, inventory and signage is approximately $30,000. The Company currently utilizes Michaelo Espresso of Seattle, Washington as its kiosk manufacturer. Turnaround time for manufacturing a complete kiosk is approximately four to six weeks. See, "Site Format and Operations" on page 12 and "Site Locations" on page 14.

ITEM 3.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
          (FORM 1-A MODEL B ITEM 8)

     The following table sets forth certain information regarding the officers and directors of Peabodys:

Name                  Age      Position

--------------------------------------------------------------------------------
Todd N. Tkachuk       40       President, Chief Financial Officer, Secretary and
                               Chairman of the Board of Directors
Barry Gibbons         54       Director
Roman Kujath          67       Director

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

ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS
          (FORM 1-A MODEL B ITEM 9)

(a) The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors for the fiscal year ending March 31, 2001.

Name of                         Capacities in which                 Aggregate
Individual or Group             Remuneration was received           Remuneration
--------------------------------------------------------------------------------

Todd N. Tkachuk                 Officer and Director                $  66,000.00
Barry Gibbons                   Consulting Agreement                $  24,000.00
Officers and Directors as                                           $  90,000.00
a Group (2 persons)

(b) Mr. Tkachuk does not have an employment agreement with the company. He serves in his capacity as President, Secretary and Chief Financial Officer pursuant to his election to those positions by the board of directors.

     Mr. Gibbons, doing business as Festina, has entered into a consulting agreement with the Company. The Executive Services Agreement, as amended by the Addendum to Executive Services Agreement, provides for compensation to be paid to Festina in a monthly amount of $2,000. Effective March 31, 2001, the monthly compensation amount of $2,000 was eliminated.

     The Company adopted its 1995 Stock Option Plan in 1995. The 1995 Plan provides for the granting of options to purchase up to 500,000 shares of common stock. All of these options had been granted however, and 32,500 of these options were either cancelled or forfeited. There are no plans to amend the Plan or to grant any of the remaining 32,500 options under this Plan.

     The Company adopted its 1999 Stock Option Plan in 1999. The 1999 Plan provides for the granting of options to purchase up to 500,000 shares of common stock, of which 489,000 had been granted. Of the 489,000 options granted, 297,000 were either cancelled or forfeited, leaving 308,000 options available to the Company for future use. The Company anticipates that it may grant the remaining options for the purchase of 308,000 shares to employees hired in the future.

ITEM 5.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
          SECURITYHOLDERS
          (FORM 1-A MODEL B ITEM 10)

(a) Voting Securities (no other person holds or shares the power to vote the securities described below.)

NAME AND ADDRESS                                   NUMBER OF       PERCENTAGE OF
OF OWNER                         TITLE OF CLASS    SHARES OWNED    CLASS(1)
------------------------------------------------------------------------

Todd N. Tkachuk                  Common Stock        516,269        3.7%
1717 Chelsea Way
Roseville, CA 95661

Barry Gibbons                    Common Stock      1,100,000        7.8%
6665 S. W. 69th Lane
Miami, FL 33143

Roman Kujath                     Common Stock        521,368        3.7%
8926 119th Street
Edmonton, Alberta
Canada T6G 1W9

All Officers and Directors       Common Stock      2,137,637       15.2%
As a Group (3 persons)
---------------------------------

     (1)  Percentage based on 14,120,217 shares of Common Stock outstanding.

(b)  The Company currently has no non-voting securities outstanding.

(c)  Options, Warrants and Rights

                          SECURITIES CALLED FOR BY          EXERCISE                  EXERCISE
NAME OF HOLDER            OPTIONS, WARRANTS AND RIGHTS      PRICE                     DATE
--------------            ----------------------------      -----                     ----
Todd N. Tkachuk           146,000 Shares of Common Stock    $0.70 (96,000 shares)     fully vested
                                                            $0.80 (50,000 shares)     fully vested

Roman Kujath              121,429 Shares of Common Stock    $0.80 (20,000 shares)     fully vested
                                                            $0.70 (31,429 shares)     fully vested
                                                            $1.00 (70,000 shares)     fully vested

All Officers and Dirs.    267,429 Shares of Common Stock    $0.70 (127,429 shares)
As a Group (3 persons)                                      $0.80 ( 70,000 shares)
                                                            $1.00 ( 70,000 shares)

(d)  The Company has no parents.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (FORM 1-A MODEL B ITEM 11)

     The Company pays $2,000 per month to Barry J. Gibbons, doing business as Festina, for consulting services pursuant to an Executive Services Agreement.

     The Company has currently outstanding 70,000 options to purchase common stock under Peabody CA's 1995 Stock Option Plan, which were assumed by the Company pursuant to the Merger. Todd Tkachuk, President of the Company, has been issued 112,500 options at an exercise price of $0.04 per share and 50,000 options at an exercise price of $0.80 per share. Todd Tkachuk has exercised all 112,500 of his options at an exercise price of $0.04 per share. Barry Gibbons, a Director of the Company, has been issued 100,000 options at an exercise price of $0.04 per share, and has exercised all 100,000 options. Roman Kujath, a Director of the Company, has been issued 20,000 options at an exercise price of $0.80 per share, none of which have been exercised.

     The Company has currently outstanding 163,429 options to purchase common stock under Peabody CA's 1999 Stock Option Plan, which were assumed by the Company pursuant to the Merger. Todd Tkachuk has been issued 96,000 such options at an exercise price of $0.70 per share, none of which have been exercised. Roman Kujath has been issued 60,000 at an exercise price of $0.70 per share, 28,571 of which have been exercised. Roman Kujath holds warrants for 70,000 shares of common stock at an exercise price of $1.00 per share.

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

     The following table sets forth for the periods indicated the high and low bid prices for shares of the Company's common stock for the past two years, as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                               Sales Price (1)(2)
                               ------------------

                              High               Low
                              ----               ---

          1999(3)
     First Quarter            3.125(4)           0.020
     Second Quarter           3.375              1.000
     Third Quarter            1.7188             0.531
     Fourth Quarter           0.5313             0.4375

          2000(3)
     First Quarter            1.4063             0.2813
     Second Quarter           1.75               0.25
     Third Quarter            0.51               0.2188
     Fourth Quarter           0.25               0.065

          2001(3)
     First Quarter            0.1563             0.0625

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

HOLDERS

     There are approximately 490 holders of the Company's common stock, which is the only class of stock currently outstanding.

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

ITEM 5.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company was furnished with no late reports on Forms 3, 4 or 5 during the period covered by this report.

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

                                    PART F/S

                              PEABODYS COFFEE, INC.
                             (A NEVADA CORPORATION)

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                             MARCH 31, 2001 AND 2000

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT .............................................     1

FINANCIAL STATEMENTS

         Balance Sheets ..................................................     2

         Statements of Loss ..............................................     3

         Statements of Stockholders' Deficit .............................     4

         Statements of Cash Flows ........................................     5

         Notes to Financial Statements ...................................  6-19

                                                                       NICHOLSON
                                                                         & OLSON

                          INDEPENDENT AUDITOR'S REPORT

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                   729 Sunrise Avenue, Suite 303
                                                     Roseville, California 95661
                                                                  (916) 786-7997

To the Board of Directors and
Shareholders of Peabodys Coffee, Inc.

We have audited the accompanying balance sheets of Peabodys Coffee, Inc. (a Nevada corporation) as of March 31, 2001 and 2000, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peabodys Coffee, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net deficit in both working capital and stockholders' equity, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nicholson & Olson

Certified Public Accountants
Roseville, California
June 25, 2001

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

ASSETS                                                      2001             2000
                                                        ------------     ------------
Current Assets
   Cash                                                 $      8,358     $      3,371
   Other receivables                                          21,505           22,866
   Inventories                                                50,383           28,786
   Prepaid expenses                                           84,133            8,701
                                                        ------------     ------------
         Total Current Assets                                164,379           63,724

Property and equipment (net)                                 421,414          456,269
Deposits and other assets                                    102,376           70,839
                                                        ------------     ------------
         Total Assets                                   $    688,169     $    590,832
                                                        ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                       $     48,558     $         --
   Accounts payable                                          420,081          604,680
   Accrued expenses                                          310,544          236,809
   Other current liabilities                                  52,000               --
   Capital lease obligations                                      --            1,113
   Short-term borrowings                                      14,820           87,565
   Bridge note financing                                      40,000           60,000
                                                        ------------     ------------
         Total Current Liabilities                           886,003          990,167
                                                        ------------     ------------

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 14,120,217 and 8,059,304,
   $.001 par value                                            14,120            8,059

   Paid-in capital                                         4,261,758        3,244,942
   Accumulated deficit                                    (4,473,712)      (3,652,336)
                                                        ------------     ------------
         Total Stockholders' Deficit                        (197,834)        (399,335)
                                                        ------------     ------------

         Total Liabilities and Stockholders' Deficit    $    688,169     $    590,832
                                                        ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                               STATEMENTS OF LOSS
                       YEARS ENDED MARCH 31, 2001 AND 2000

                                                            2001             2000
                                                        ------------     ------------
Sales                                                   $  2,141,946     $  2,124,395

Cost of Sales                                                876,738          877,074
                                                        ------------     ------------

         Gross Profit                                      1,265,208        1,247,321

Operating Expenses
   Employee compensation and benefits                      1,102,508        1,107,772
   General and administrative expenses                       256,717          287,122
   Occupancy                                                 276,382          311,370
   Director and professional fees                            372,662          200,106
   Depreciation and amortization                             126,959          113,503
   Settlement costs and other                                 20,859            1,671
                                                        ------------     ------------
         Total Operating Expenses                          2,156,087        2,021,544
                                                        ------------     ------------

         Operating Loss                                     (890,879)        (774,223)

Interest expense                                             (18,877)         (66,372)
                                                        ------------     ------------

   Net loss before extraordinary item                       (909,756)        (840,595)
   Extraordinary item - forgiveness of debt                   88,380          467,987
                                                        ------------     ------------

         Net Loss                                       $   (821,376)    $   (372,608)
                                                        ============     ============

Earnings Per Common Share:
   Net loss before extraordinary item                   $      (0.09)    $      (0.13)
   Extraordinary item                                            .01              .07
                                                        ------------     ------------
   Net loss                                             $      (0.08)    $      (0.06)
                                                        ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2001 AND 2000

                                         Common Stock            Additional                           Total
                                ----------------------------       Paid-in           Accum.       Stockholders'
                                   Shares          Amount          Capital          Deficit          Deficit
                                ------------    ------------    ------------     ------------     ------------

Balance at March 31, 1999          5,829,871    $      5,830    $  2,344,372     $ (3,279,728)    $   (929,526)

Conversion of convertible
   debt into common stock            310,835             311         313,526               --          313,837
Exercise of warrants                  65,000              65           1,235               --            1,300
Stock issued under
   settlement agreement               36,421              36          36,385               --           36,421
Sale of common stock               1,231,000           1,231         428,996               --          430,227
Exercise of stock options            297,571             297         166,203               --          166,500
Stock issued under service
   agreements                         29,000              29          11,542               --           11,571
Stock issued for business
   acquisition                         5,000               5           4,995               --            5,000
Mine-A-Max recapitalization,
   net of cost                       254,606             255         (62,312)              --          (62,057)
Net Loss                                  --              --              --         (372,608)        (372,608)
                                ------------    ------------    ------------     ------------     ------------

Balance at March 31, 2000          8,059,304           8,059       3,244,942       (3,652,336)        (399,335)

Conversion of convertible
   debt into common stock             20,000              20          19,980               --           20,000
Exercise of warrants                  27,250              27           2,698               --            2,725
Stock issued under
   settlement agreements           1,243,055           1,244         238,264               --          239,508
Sale of common stock               3,288,333           3,288         350,219               --          353,507
Exercise of stock options            312,275             312          67,825               --           68,137
Stock issued under service
   agreements                        670,000             670         313,330               --          314,000
Stock issued under
   non-compete agreement             500,000             500          24,500               --           25,000
Net Loss                                  --              --              --         (821,376)        (821,376)
                                ------------    ------------    ------------     ------------     ------------

Balance at March 31, 2001         14,120,217    $     14,120    $  4,261,758     $ (4,473,712)    $   (197,834)
                                ============    ============    ============     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2001 AND 2000

                                                            2001             2000
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                $   (821,376)    $   (372,608)
Adjustments to reconcile net loss to net cash
provided by (applied to) operating activities:
   Depreciation and amortization                             126,959          113,503
   Gain on extraordinary item - forgiveness of debt          (88,380)        (467,987)
   Loss on disposal of property and equipment                  2,481              819
Changes in operating assets and liabilities:
   Receivables                                                 6,361           (4,668)
   Inventories                                                (9,935)          12,405
   Prepaid expenses                                          233,278              340
   Cash overdraft                                             48,558               --
   Accounts payable                                           38,931          213,248
   Accrued expenses                                          128,985          103,754
                                                        ------------     ------------
         Net cash applied to operating activities           (334,138)        (401,194)
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds on sale and transfer of equipment                    22,500               --
Additions to property and equipment                          (68,100)        (144,479)
Changes to deposits and other assets                          (9,894)           1,500
Acquisition of intangibles                                        --          (39,640)
                                                        ------------     ------------
         Net cash applied to investing activities            (55,494)        (182,619)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of short-term borrowings              225,200           67,695
Principal reductions of short-term borrowings               (115,000)         (12,700)
Net proceeds from sale of stock                              285,532          556,027
Payments on capital lease obligations                         (1,113)          (4,374)
                                                        ------------     ------------
         Net cash provided by financing activities           394,619          606,648
                                                        ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,987           22,835

CASH AND CASH EQUIVALENTS
Beginning of year                                              3,371          (19,464)
                                                        ------------     ------------
End of year                                             $      8,358     $      3,371
                                                        ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note  1 - Significant Accounting Policies

Note  2 - Related Party Transactions

Note  3 - Going Concern

Note  4 - Inventories

Note  5 - Acquisitions

Note  6 - Recapitalization

Note  7 - Property and Equipment, and Intangible Assets

Note  8 - Accounts Payable

Note  9 - Accrued Expenses

Note 10 - Lease Obligations

Note 11 - Short-Term Borrowings

Note 12 - Income Taxes

Note 13 - Bridge Note Financing

Note 14 - Stockholders' Deficit

Note 15 - Stock Option Plans

Note 16 - Warrants

Note 17 - Earnings Per Common Share

Note 18 - Supplemental   Disclosures   of  Non-Cash   Investing   and  Financing
          Transactions

Note 19 - Forgiveness of Debt

Note 20 - Risks and Uncertainties

Note 21 - Concentrations

Note 22 - Commitments and Contingencies

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee, Inc. (the "Company") owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has gained access to this segment of the specialty coffee market by contracting with existing food service providers such as Sodexho America, Aramark, and The Compass Group, and by contracting directly with host facilities. The Company's product offerings include: high quality coffee and espresso beverages, fruit smoothies, pastries, accompaniments, and coffee related accessories.

Estimates and Assumptions
-------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation and amortization are primarily accounted for on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. The amortization of site improvements is based on the shorter of the lease term or the life of the improvement. Amortization expense related to any capital leases is included in depreciation expense.

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. Amortization is recorded on a straight-line basis over twenty years. It is the Company's policy to evaluate the ongoing profitability of the acquired assets in order to determine if any impairment of the net goodwill value has occurred.

Non compete agreements are amortized on a straight line basis over the term of the agreement.

Income Taxes
------------
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Stock Transaction Costs
-----------------------
Transaction costs related to the sale of common shares are recorded as a reduction to capital raised by the Company.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying value of long-term debt approximates fair value.

Reclassifications
-----------------
Certain amounts from the March 31, 2000 financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees incurred for such services during the years ended March 31, 2001 and 2000, amounted to $24,000 and $37,500, respectively. At March 31, 2001 and 2000, $-0- and $20,300 of accrued fees, respectively, were included in accounts payable.

At March 31, 2001 and 2000, shareholders and/or employees owed the Company $12,137 and $11,437, respectively.

At March 31, 2001 and 2000, there was a total of $4,820 and $45,695, respectively, in short-term borrowings related to members of the Board of Directors.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the years ended March 31, 2001 and 2000, members of the Board of Directors exercised 112,500 and 88,571 options, respectively, at prices ranging from $0.04 to $0.70 per share of common stock. In addition, a related party to a member of the Board was issued 50,000 incentive options at $0.50 per share of common stock during the year ended March 31, 2000 and exercised 12,275 and 34,000 of these options during the years ended March 31, 2001 and 2000, respectively. The remaining 3,725 of the options expired during the year ended March 31, 2001.

As of March 31, 2001 and 2000, board members held 197,429 and 309,929 options, respectively, which represented 29% and 34% of the outstanding options. Board members held 70,000 warrants as of March 31, 2001 and 2000 which represented 5% and 6% of the outstanding warrants.

An officer of Mine-A-Max Corporation was related to a board member of the Company. Pursuant to the merger agreement on June 30, 1999, the Mine-A-Max corporate officer was granted 35,000 stock options at an exercise price of $1.00 per share. These options expired during the year ended March 31, 2001.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $721,624 and $197,834, respectively, as of March 31, 2001.

In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements through raising additional capital and the success of its future operations.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 3 - GOING CONCERN (CONTINUED)

The Board of Directors and management acknowledge the issues raised as to the future of the Company. Over the past several years, the Company has eliminated over $1.5 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. Also, a concerted effort is to be placed on evaluation of how business is being done, including site locations, product quality, menu selection and pricing policy with the goal of achieving positive cash flow from operations. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. Management believes the combination of the above efforts will allow the Company to continue as a going concern.

NOTE 4 - INVENTORIES

At March 31, 2001 and 2000, inventories were comprised of the following:

                                                            2001             2000
                                                        ------------     ------------
     Coffee                                             $     13,587     $      7,712
     Other merchandise held for sale                          21,419           13,584
     Packaging and other supplies                             15,377            7,490
                                                        ------------     ------------
                                                        $     50,383     $     28,786
                                                        ============     ============

NOTE 5 - ACQUISITIONS

During the year ended March 31, 2001, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, in exchange for the promise to issue up to 320,000 shares of common stock at $0.20 per share. The ultimate shares to be issued is contingent upon to the sellers ability to remove certain liens. The seller has thus far been unable to remove the liens from the assets; therefore, under the terms of the agreement the maximum consideration to be paid is reduced by 40,000 shares per month through July 31, 2001. As of March 31, 2001 the maximum consideration to be paid is 160,000 shares at $0.20 per share; therefore, $32,000 is included in other current liabilities in the accompanying financial statements.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 5 - ACQUISITIONS (CONTINUED)

Effective December 12, 2000, the Company transferred possession of the roasting equipment for $20,000. The Company has recorded this transfer in other current liabilities until such time as clear title has been acquired. The book value of the equipment has been adjusted to its net realizable value.

In April 1999, the Company purchased the assets of a coffee company in San Diego, California, for $120,000 and 5,000 shares of common stock of the Company. The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                                              $    5,125
     Carts, kiosks and equipment                                73,945
     Intangibles                                                40,930
                                                            ----------
                                                            $  120,000

NOTE 6 - RECAPITALIZATION

On June 30, 1999, Mine-A-Max Corporation, a public shell corporation, acquired 88% of the outstanding stock of Peabodys Coffee, Inc., at which time Peabodys was merged into Mine-A Max. Twelve percent of Peabodys' California shareholders have dissenter rights, which could be exercised. For accounting purposes the acquisition was treated as a recapitalization of Peabodys, with Peabodys as the acquirer (reverse acquisition). Pro-forma statements are not provided given the merger is to be considered a reverse acquisition and not a business combination. Subsequent to the merger, Peabodys' stockholders own 95.82% of the recapitalized company. The pre-merger balance sheet of Mine-A-Max at June 30, 1999 was as follows:

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 7 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At March 31, 2001 and 2000, property and equipment were comprised of the following:

                                                            2001             2000
                                                        ------------     ------------
     Kiosk carts                                        $    276,133     $    255,023
     Kiosk equipment                                         263,345          233,327
     Equipment and furniture                                 245,443          229,487
     Signage                                                  48,598           39,280
     Site improvements                                        81,266           74,568
                                                        ------------     ------------
                                                             914,785          831,685
     Less: accumulated depreciation                         (493,371)        (375,416)
                                                        ------------     ------------
                                                        $    421,414     $    456,269
                                                        ============     ============

          Included in other assets at March 31, 2001 and 2000, were intangible assets comprised of the following:

                                                            2001             2000
                                                        ------------     ------------
     Goodwill                                           $     40,930     $     40,930
     Non competition agreement                                25,000               --
     Other identifiable intangibles                           14,600           14,600
                                                        ------------     ------------
                                                              80,530           55,530
     Less: accumulated amortization                          (13,692)          (5,045)
                                                        ------------     ------------
                                                        $     66,838     $     50,485
                                                        ============     ============

The Company recognized depreciation and amortization expense for the years ended March 31, 2001 and 2000 as follows:

                                                            2001             2000
                                                        ------------     ------------
     Depreciation                                       $    118,312     $    110,758
     Amortization                                              8,647            2,745
                                                        ------------     ------------
                                                        $    126,959     $    113,503
                                                        ============     ============

NOTE 8 - ACCOUNTS PAYABLE

Of the $420,081 and $604,680 in accounts payable at March 31, 2001 and 2000, respectively, approximately 60% and 80% have been outstanding for more than 90 days at March 31, 2001 and 2000, respectively.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 9 - ACCRUED EXPENSES

At March 31, 2001 and 2000, accrued expenses were comprised of the following:

                                                            2001             2000
                                                        ------------     ------------
     Accrued interest                                   $     29,320     $     44,168
     Accrued wages                                            49,739          135,723
     Estimated use tax                                        29,959           29,959
     Accrued payroll taxes                                   197,231           23,000
     Other                                                     4,295            3,959
                                                        ------------     ------------
                                                        $    310,544     $    236,809
                                                        ============     ============

NOTE 10 - LEASE OBLIGATIONS

The Company leases office space under an operating lease expiring in September 2001. The lease agreement contains a renewal option. Rental expense under this lease agreement amounted to $33,600 and $31,800 for the years ending March 31, 2001 and 2000, respectively.

NOTE 11 - SHORT-TERM BORROWINGS

During fiscal year 2001 and 2000, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $14,820 and $87,565 as of March 31, 2001 and 2000 respectively.

NOTE 12 - INCOME TAXES

The Company has recorded a valuation allowance as an offset to the income tax benefits of its net operating losses for the years ended March 31, 2001 and 2000. This allowance is due to the uncertainty of realizing the necessary income to utilize the loss carry forwards.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 12 - INCOME TAXES (CONTINUED)

The Company's net operating loss carryovers and related expiration dates are as follows:

Fiscal Year End                                   Expires                Expires
   March 31,                          Federal      3/31    California     3/31
---------------                      ----------    ----    ----------    -------
     1996                            $  480,000    2011    $       --    Expired
     1997                             1,014,000    2012       507,000       2002
     1998                             1,034,000    2013       517,000       2003
     1999                               738,000    2019       369,000       2004
     2000                               372,000    2020       186,000       2005
     2001                               821,000    2021       410,000       2011
                                     ----------            ----------
                                     $4,459,000            $1,989,000
                                     ==========            ==========

The details of deferred tax assets and liabilities are as follows:

                                                          March 31         March 31
                                                            2001             2000
                                                        ------------     ------------
Deferred tax liabilities                                $         --     $         --
Deferred tax assets                                        1,290,000        1,170,000
Valuation Allowance                                       (1,290,000)      (1,170,000)
                                                        ------------     ------------
Net deferred tax asset                                  $         --     $         --
                                                        ============     ============

NOTE 13 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of March 31, 2001 and 2000, there were $40,000 and $60,000 respectively, of bridge notes outstanding.

Interest payments on the principal balance outstanding is at nine percent (9%) per annum due in full on December 31, 1998. As of March 31, 2001 and 2000, the Company has accrued $29,320 and $32,684 of interest payable on these notes. The Notes are secured by all assets of the Company. As of March 31, 2001, the Company has not received any notice of default relating to the Secured Notes.

NOTE 14 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue up to 50,000,000 shares of common stock, par value, $.001 at March 31, 2001 and 2000. As of March 31, 2001 and 2000 there were 14,120,217 and 8,059,304 shares of common stock outstanding.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 14 - STOCKHOLDERS' DEFICIT (CONTINUED)

Pursuant to the reverse acquisition on June 30, 1999 with Mine-A-Max Corporation, 254,606 shares of common stock were issued. Concurrent with the reverse acquisition, Mine-A-Max changed its name to Peabodys Coffee, Inc. and authorization to issue common shares increased to 50,000,000 shares.

As of March 31, 2001 and 2000 the Company had not paid any dividends with respect to its shares of common stock.

NOTE 15 - STOCK OPTION PLANS

The  Company  maintains  stock  option  plans  under which the Company may grant
incentive   stock  options  and   non-qualified   stock  options  to  employees,
consultants and non-employee directors.

Under the 1995 and 1999 Stock Option Plans, the Company can grant options to purchase common shares, up to an aggregate of 500,000 shares for each plan. The maximum term of the options is ten years. Options vest and expire according to the terms established at the grant date.

Options to purchase 70,000 and 295,000 shares of common stock were outstanding as of March 31, 2001 and 2000, respectively, under the 1995 Plan at an exercise price ranging from $0.04 to $0.80 per share.

Options to purchase 163,429 and 247,429 shares of common stock were outstanding as of March 31, 2001 and 2000, respectively under the 1999 Plan at an exercise price ranging from $0.70 to $1.00 per share.

Non plan options to purchase 450,000 and 378,500 shares of common stock were outstanding as of March 31, 2001 and 2000, respectively, at an exercise price ranging from $0.10 to $2.00 per share.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date each grant becomes further vested. No compensation costs were charged to income in the years ending March 31, 2001 and 2000. Had compensation for the Company's stock option plans been determined based on the fair value at the grant dates using the Black-Scholes model consistent with the method of FASB Statement 123, the Company's net income would not have changed for the years ending March 31, 2001 and 2000.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 15 - STOCK OPTION PLANS (CONCLUDED)

A summary of the status of the Company's employee stock option plans as of March 31, 2001, and 2000 is presented below:

     Number of Options:                           2001             2000
     -----------------                        ------------     ------------
     Outstanding at beginning of year              920,929          844,000
     Granted                                       495,000          550,000
     Exercised                                    (312,275)        (297,571)
     Canceled                                      (68,000)         (60,000)
     Forfeited                                    (352,225)        (115,500)
                                              ------------     ------------
     Outstanding at end of year                    683,429          920,929
                                              ============     ============

Additional information regarding options outstanding as of March 31, 2001 and 2000 is as follows:

                                               Number of             Number of
                                              2001 Options          2000 Options
      Exercise Price                          Outstanding           Outstanding
      --------------                          -----------           -----------
          $0.04                                      --               175,000
          $0.10                                      --                12,500
          $0.20                                 150,000                25,000
          $0.50                                      --               291,000
          $0.60                                      --                25,000
          $0.70                                 127,429               247,429
          $0.80                                  70,000                95,000
          $1.00                                 136,000                50,000
          $1.50                                 100,000                    --
          $2.00                                 100,000                    --
                                                -------               -------
                                                683,429               920,929
                                                =======               =======

NOTE 16 - WARRANTS

A summary of the status of the Company's warrants as of March 31, 2001 and 2000 is presented below:

     Number of Warrants:                          2001             2000
     -------------------                      ------------     ------------
     Outstanding at beginning of year            1,136,823          667,500
     Granted                                       359,315          766,823
     Exercised                                     (27,250)         (65,000)
     Canceled                                           --         (232,500)
     Forfeited                                     (40,250)              --
                                              ------------     ------------
     Outstanding at end of year                  1,428,638        1,136,823
                                              ============     ============

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 16 - WARRANTS (CONTINUED)

Additional information regarding warrants outstanding as of March 31, 2001 and 2000 is as follows:

                                               Number of             Number of
                                              2001 Options          2000 Options
      Exercise Price                          Outstanding           Outstanding
      --------------                          -----------           -----------
          $0.10                                 150,000                    --
          $0.35                                 100,000                    --
          $0.70                                 641,231               708,731
          $1.00                                 337,407               428,092
          $2.00                                 100,000                    --
          $2.50                                 100,000                    --
                                              ---------             ---------
                                              1,428,638             1,136,823
                                              =========             =========

NOTE 17 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended March 31, 2001 and 2000, were approximately 10,005,796 and 6,728,672, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options and warrants. For the years ended March 31, 2001 and 2000 fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants are anti-dilutive and therefore not included.

NOTE 18 - SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING TRANSACTIONS

Non-cash investing and financing transactions for the years ended March 31, 2001 and 2000 are as follows:

                                                            2001             2000
                                                        ------------     ------------
     Accounts payable forgiven in exchange for
          warrants granted to purchase common stock     $      8,734     $    240,648

     Accrued expenses forgiven in exchange for
          warrants granted to purchase common stock           43,750          205,038

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 18 - SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING TRANSACTIONS (CONTINUED)

                                                            2001             2000
                                                        ------------     ------------
     Accounts payable forgiven in exchange for options
          granted to purchase common stock                    19,370               --

     Trade payables forgiven                                  16,526           22,301

     Conversion of accounts payable and accrued
          expenses into shares of common stock               190,400           36,421

     Conversion of short-term borrowings into shares
          of common stock                                    182,945          124,500

     Conversion of obligations on bridge financing
          notes into shares of common stock                   20,000          313,837

     Issuance of common stock for a note receivable            5,000               --

     Issuance of common stock in exchange for
          services provided                                  314,000           53,600

     Issuance of common stock in exchange for
          property and equipment                                  --            5,000

     Issuance of common stock in exchange for a
          non-compete agreement                               25,000               --

     Acquisition of equipment and inventory financed with
          an obligation to issue common stock                 64,000               --

     Write-down of equipment to net realizable value          32,000               --

     Exchange of property and equipment for payable               --            5,000

     Note payable exchanged for account payable                   --            3,750

     Reclassification of current prepaid expenses to
          other long-term assets                               5,290               --

     Increase in stockholders' deficit resulting from
          recapitalization with Mine-A-Max Corporation            --           62,085

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 19 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $88,380 and $467,987 for the years ending March 31, 2001 and 2000, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to forgiveness of debt are explained in the following paragraphs.

In 1996 the Company issued interest bearing, convertible, secured promissory notes ("Bridge Notes"). The majority of the Bridge Note holders have elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holders who elected to convert their outstanding principal, agreed to forgive the Company of its debt obligations related to accrued interest on their Bridge Notes. For the years ended March 31, 2001 and 2000, in exchange for the debt forgiveness of $9,266 and $205,038, respectively, the Company issued warrants to purchase 9,266 and 205,038 shares of the Company's common stock at a price per share of $1.00.

On September 30, 2000, the Company's legal counsel agreed to accept a non-statutory option for the purchase of 150,000 shares of common stock, with an exercise price of $0.20 per share as full and final settlement for accrued legal fees totaling $20,000.

On December 31, 2000, a former employee of the Company agreed to forgive $34,484 of accrued expenses in exchange for warrants to purchase 100,000 shares of the Company's common stock at a price per share of $0.10.

On November 3, 1999, the Company's former legal counsel agreed to accept $20,000 and warrants to purchase 240,000 shares of the Company's common stock at a price per share of $1.00, as full and final settlement of accrued legal fees totaling $260,865.

A tax effect was not attributed to the gain as the gain will reduce the Company's prior net operating loss.

NOTE 20 - RISKS AND UNCERTAINTIES

The Company's success depends significantly upon the continued service of its President. Loss of the services of the President could have a material adverse effect on the Company's growth, revenues, and prospective business. The Company does not maintain key-man life insurance on the President.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 20 - RISKS AND UNCERTAINTIES (CONTINUED)

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

NOTE 21 - CONCENTRATIONS

The Company purchases 100% of its coffee bean inventory from one supplier. The Company believes the supplier's current roasting capacity may not be sufficient to meet its needs for the foreseeable future. In the event such relationship terminates or the supplier's capacity is insufficient, the Company believes that numerous other suppliers can fulfill the Company's inventory requirements.

The Company had approximately twenty-four kiosks in a variety of locations throughout California and Nevada. The Company had sixteen contracts on these locations with four major clients. The Company's four major clients represent 66% and 80% of its gross revenues for the years ended March 31, 2001 and 2000, respectively, with the largest client representing 23% and 28%, respectively, of gross revenues.

As of March 31, 2001 and 2000, the Company's officers and directors own approximately 15% and 18%, respectively, of the outstanding shares of common stock. The Company's dividend policy, as well as other major decisions such as wages, acquisitions and financing by the Company will be significantly influenced and controlled by such officers and directors.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2001, the Company has accrued $182,231 of payroll taxes and $15,000 of penalties and interest due to the Internal Revenue Service and the State of California. Management has met with the Internal Revenue Service and is in the process of negotiating a payment plan. The Company has paid payroll taxes for the month of June 2001 and intends to make current payments from this point on.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at March 31, 2001 and 2000.

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

3.1*                Peabodys Coffee, Inc. 1995 Stock Option Plan

3.2*                Peabodys Coffee, Inc. 1999 Stock Option Plan

6.1*                Executive Services Agreement with Barry J. Gibbons

6.2**               Asset Purchase Agreement with Arrosto Coffee Company, LLC

6.3***              Amendment No. 1--Arrosto Asset Purchase Agreement

6.4***              Amendment No. 2--Arrosto Asset Purchase Agreement

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By:  /s/
                                             -----------------------------------
                                             Todd Tkachuk, President

                                        Date: June 29, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title                                            Date
---------             -----                                            ----

/s/
-----------------     President, Chief Financial Officer,          June 29, 2001
Todd N. Tkachuk       and Director (Principal Executive
                      Officer  and Principal Financial Officer)


/s/
-----------------     Director                                     June 29, 2001
Roman Kujath


/s/
-----------------     Director                                     June 29, 2001
Barry Gibbons