Form 10QSB
period 2001-06-30
PEABODYS COFFEE INC/NV
filed 2001-08-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,390,217 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

          Item 1   Financial Statements                                        3

          Item 2   Management's Discussion and Analysis or
                   Plan of Operation                                          14


Part II - Other Information

          Item 1   Legal Proceedings                                          16

          Item 2   Changes in Securities                                      16

          Item 3   Defaults Upon Senior Securities                            16

          Item 4   Submission of Matters to a Vote of Security Holders        16

          Item 5   Other Information                                          16

          Item 6   Exhibits and Reports on Form 8-K                           16

Signatures                                                                    17

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

                                                                2001             2000
                                                        ------------     ------------
ASSETS

Current Assets
   Cash                                                 $      6,818     $      4,908
   Other receivables                                          23,183           16,301
   Inventories                                                56,526           36,623
   Prepaid expenses                                          136,311          192,470
                                                        ------------     ------------
         Total Current Assets                                222,838          250,302

Property and equipment (net)                                 419,680          588,002
Deposits and other assets                                    104,779          129,518
                                                        ------------     ------------

         Total Assets                                   $    747,297     $    967,822
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                       $     62,446     $     25,671
   Accounts payable                                          429,238          641,681
   Accrued expenses                                          365,862          222,637
   Other current liabilities                                  28,000               --
   Capital lease obligations                                      --              648
   Short-term borrowings                                      14,820           92,564
   Bridge note financing                                      40,000           40,000
                                                        ------------     ------------

         Total Current Liabilities                           940,366        1,023,201
                                                        ------------     ------------
Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 15,320,217 and 8,849,304
   $.001 par value                                            15,320            8,849

   Paid-in capital                                         4,320,558        3,809,152
   Accumulated deficit                                    (4,528,947)      (3,873,380)
                                                        ------------     ------------

         Total Stockholders' Deficit                        (193,069)         (55,379)
                                                        ------------     ------------

         Total Liabilities and Stockholders' Deficit    $    747,297     $    967,822
                                                        ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    UNAUDITED

                                                          2001             2000
                                                  ------------     ------------

Sales                                             $    703,516     $    501,383

Cost of Sales                                          274,342          209,296
                                                  ------------     ------------

         Gross Profit                                  429,174          292,087

Operating expenses
   Employee compensation and benefits                  310,935          245,429
   General and administrative expenses                  54,605           60,871
   Occupancy                                            81,237           70,809
   Director and professional fees                       35,173          113,922
   Depreciation and amortization                        28,755           27,690
   Settlement costs and other fees                          --              888
                                                  ------------     ------------
                                                       510,705          519,609
                                                  ------------     ------------

   Operating Loss                                      (81,531)        (227,522)

Other income                                            24,000               --
Interest expense                                        (2,731)          (2,788)
                                                  ------------     ------------

   Net loss before extraordinary item                  (60,262)        (230,310)
   Extraordinary item - forgiveness of debt              5,027            9,266
                                                  ------------     ------------

         Net Loss                                      (55,235)        (221,044)

Accumulated Deficit, beginning of period            (4,473,712)      (3,652,336)
                                                  ------------     ------------

Accumulated Deficit, end of period                $ (4,528,947)    $ (3,873,380)
                                                  ============     ============

Earnings per common share:
   Net loss before extraordinary item             $      (0.00)    $      (0.03)
   Extraordinary item                                       --               --
                                                  ------------     ------------
   Net loss                                       $      (0.00)    $      (0.03)
                                                  ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                    UNAUDITED

                                                                     2001             2000
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $    (55,235)    $   (221,044)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
   Depreciation and amortization                                   28,755           27,690
   Gain on extraordinary item - forgiveness of debt                (5,027)          (9,266)
   Other income from reduction of obligation to issue
   shares of common stock                                         (24,000)              --
Changes in operating assets and liabilities:
   Receivables                                                     (1,678)           6,565
   Inventories                                                     (6,143)           3,825
   Prepaid expenses                                                (2,178)          41,231
   Cash overdraft                                                  13,888           25,671
   Accounts payable                                                14,184             (567)
   Accrued expenses                                                55,318           (4,906)
                                                             ------------     ------------
         Net cash provided (used) by operating activities          17,884         (130,801)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                               (17,021)         (11,513)
Changes to deposits and other assets                               (2,403)         (20,683)
                                                             ------------     ------------
         Net cash used by investing activities                    (19,424)         (32,196)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of notes payable                                --            4,999
Principal reductions of notes payable                                  --               --
Net proceeds from sale of stock                                        --          160,000
Payments on capital lease obligations                                  --             (465)
                                                             ------------     ------------
         Net cash provided by financing activities                     --          164,534

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                   (1,540)           1,537

CASH AND CASH EQUIVALENTS
Beginning of period                                                 8,358            3,371
                                                             ------------     ------------
End of period                                                $      6,818     $      4,908
                                                             ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note 1 -  Significant Accounting Policies

Note 2 -  Related Party Transactions

Note 3 -  Going Concern

Note 4 -  Acquisitions

Note 5 -  Inventories

Note 6 -  Property and Equipment

Note 7 -  Accounts Payable

Note 8 -  Bridge Note Financing

Note 9 -  Supplemental   Disclosures   of  Non  Cash   Investing  and  Financing
          Transactions

Note 10 - Forgiveness of Debt

Note 11 - Accrued Expenses

Note 12 - Commitments and Contingencies

Note 13 - Short Term Borrowing

Note 14 - Stockholders' Deficit

Note 15 - Earnings Per Common Share

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee (the "Company") owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has gained access to this segment of the specialty coffee market by contracting with existing food service providers such as Sodexho America, Aramark, The Compass Group and through direct contracts with selected clients. The Company's product offerings include: high quality coffee and espresso beverages, fruit smoothies, pastries, accompaniments, and coffee related accessories.

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10K-SB for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 may not necessarily be indicative of the operating results for the entire fiscal year.

Incorporation by Reference
--------------------------
The following notes from the Company's audited financial statements for the years ended March 31, 2001 and 2000 included in the Annual Report of the Company on Form 10K-SB, filed with the Commission on June 29, 2001, are hereby incorporated by reference:

     Note 10 - Lease Obligations
     Note 12 - Income Taxes
     Note 15 - Stock Option Plans
     Note 16 - Warrants
     Note 20 - Risks and Uncertainties
     Note 21 - Concentrations

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

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

Non-compete agreements are amortized on a straight-line basis over the term of the agreement.

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

Reclassifications
-----------------
Certain  amounts  from  the  June  30,  2000  financial   statements  have  been
reclassified to conform with the current year presentation.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 2 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees accrued for such services by the Company during the three months ended June 30, 2001 and 2000, were $0 and $6,000, respectively. At June 30, 2001 and 2000, $0 and $26,300, respectively, was accrued in accounts payable.

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the three months ended June 30, 2001 of $81,531 and current liabilities exceed current assets by $717,528. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

The Board of Directors and management acknowledge the issues raised as to the future of the Company. Over the past several years, the Company has eliminated over $1.5 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. Also, a concerted effort is being placed on the evaluation of the Company's business practices, including site locations, product quality, menu selection and pricing policy, with the goal of achieving positive cash flow from operations. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. Management believes the combination of these efforts will allow the Company to continue as a going concern.

NOTE 4 - ACQUISITIONS

During the year ended March 31, 2001, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, in exchange for the promise to issue up to 320,000 shares of common stock at $0.20 per share. The ultimate number of shares to be issued is contingent upon to the seller's ability to remove certain liens. The seller has thus far been unable to remove the liens from the assets. Under the terms of the agreement the maximum consideration to be paid is reduced by 40,000 shares per month. As of June 30, 2001, the maximum consideration to be paid is 40,000 shares at $0.20 per share; therefore, $8,000 is included in other current liabilities in the accompanying financial statements.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 4 - ACQUISITIONS - CONTINUED

The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

          Inventory                        $  11,662
          Roasting equipment                  52,338
                                           ---------
                                           $  64,000
                                           =========

Effective December 12, 2000, the Company transferred possession of the roasting equipment for $20,000. The Company has recorded this transfer in other current liabilities until such time as clear title has been acquired. The book value of the equipment has been adjusted to its net realizable value.

NOTE 5 - INVENTORIES

At June 30, 2001 and 2000, inventories were comprised of the following:

                                                2001           2000
                                           ---------      ---------
          Coffee                           $  12,563      $   7,706
          Other food and beverage items       27,045         19,477
          Packaging and other supplies        16,918          9,440
                                           ---------      ---------
                                           $  56,526      $  36,623
                                           =========      =========

NOTE 6 - PROPERTY AND EQUIPMENT

At June 30, 2001, property and equipment were comprised of the following:

                                                2001           2000
                                           ---------      ---------

          Kiosk carts and equipment        $ 559,856      $ 494,028
          Equipment and furniture            249,027        382,664
          Signage                             51,657         39,848
          Site improvements                   81,266         74,568
                                           --------       ---------
                                             941,806        991,108
          Less: accumulated depreciation    (522,126)      (403,106)
                                           ---------      ---------
                                           $ 419,680      $ 588,002
                                           =========      =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 7 - ACCOUNTS PAYABLE

Of the $429,238 and $641,681 in accounts payable at June 30, 2001 and 2000, approximately 64% and 70% have been outstanding for more than 90 days, respectively.

NOTE 8 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. There were $40,000 of bridge notes outstanding at June 30, 2001 and 2000.

Interest payments on the principal balance outstanding is nine percent (9%) per annum due in full on December 31, 1998. As of June 30, 2001 and 2000, the Company has accrued $30,944 and $24,860 of interest payable on these notes. The Notes are secured by all assets of the Company. As of June 30, 2001, the Company has not received any notice of default relating to the Secured Notes.

NOTE  9  -  SUPPLEMENTAL   DISCLOSURES  OF  NON  CASH  INVESTING  AND  FINANCING
TRANSACTIONS

Non cash investing and financing transactions for the three months ended June 30, 2001 and 2000 are as follows:

                                                               2001         2000
                                                          ---------    ---------

          Issuance of common stock in exchange for
               services provided                             50,000    $ 225,000

          Reduction of obligation to issue shares
               of common stock                               24,000           --

          Issuance of common stock in exchange for
               property and equipment.                       10,000      160,000

          Trade Payables forgiven                             5,027           --

          Conversion of obligations on bridge financing
               notes into shares of common stock                 --       20,000

          Accrued interest on bridge note obligations
               forgiven in exchange for warrants to
               purchase common stock                             --        9,266

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 10 - FORGIVENESS OF DEBT

This income represents the forgiveness of accrued expenses, recorded as expenses in prior years and in the three months ended June 30, 2001.

In 1996 the Company issued interest bearing convertible secured promissory notes ("Bridge Notes"). During the three months ended June 30, 2000, a Bridge Note holder elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holder who elected to convert the outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest associated with the Bridge Note. In exchange for the debt forgiveness of $9,266, the Company issued this note holder warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

A tax effect was not attributed to the gain as the gain will reduce the Company's prior net operating loss.

NOTE 11 - ACCRUED EXPENSES

At June 30, 2001 and 2000, accrued expenses were comprised of the following:

                                                2001           2000
                                           ---------      ---------
          Accrued interest                 $  30,944      $  36,344
          Accrued wages                       41,689        151,195
          Estimated use tax                   29,959         29,959
          Accrued payroll taxes              261,015              -
          Other                                2,255          5,139
                                           ---------      ---------
                                           $ 365,862      $ 222,637
                                           =========      =========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2001, the Company has accrued $246,015 of payroll taxes and $15,000 of penalties and interest due to the Internal Revenue Service and the State of California. Management has met with the Internal Revenue Service and is in the process of negotiating a payment plan. Subsequent to June 30, 2001, the Company has made the majority of its second quarter 2001 payroll tax deposits, and intends to continue making timely deposits of its payroll tax obligations.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at June 30, 2001 and 2000.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                    UNAUDITED

NOTE 13 - SHORT-TERM BORROWINGS

During the three months ended June 30, 2001 and 2000, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $14,820 and $92,564 at June 30, 2001 and 2000 respectively.

NOTE 14 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001. At June 30, 2001 and 2000 there were 15,320,217 and 8,849,301 shares of common stock outstanding.

At June 30, 2001 and 2000 the Company had not paid any dividends with respect to its shares of common stock.

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the three months ended June 30, 2001 and 2000, were 14,144,393 and 8,569,304, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options and warrants. For the three months ended June 30, 2001 and 2000 fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants are anti-dilutive and therefore not included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

          REVENUES

     Net revenues for the three months ended June 30, 2001 increased 40.3% to $703,516 from $501,383 for the same period in fiscal 2000. This was primarily due to the opening of new hospital locations in Southern California. Retail kiosk and cart sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the three months ended June 30, 2001 increased 31.1% to $274,342 from $209,296 for the same period in fiscal 2000. As a percentage of net revenues, cost of sales was 39.0% for the three months ended June 30, 2001 and 41.7% for the comparable period in fiscal 2000.

     Employee compensation and benefits for the three months ended June 30, 2001 increased to $310,935 from $245,429 for the same period in fiscal 2000. As a percentage of net revenues, employee compensation and benefits decreased to 44.2% for the three months ended June 30, 2001 from 49.0% for the comparable period in fiscal 2000. The decrease as a percentage of net revenues is primarily due to the efficiencies gained via corporate and administrative labor cost controls.

     General and administrative expenses for the three months ended June 30, 2001 decreased to $54,605 from $60,871 for the same period in fiscal 2000. As a percentage of net revenues, general and administrative expenses decreased to 7.8% for the three months ended June 30, 2001 from 12.1% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to reduced travel expenditures and reduced telephone expenses resulting from improved telecommunication service arrangements.

     Occupancy costs for the three months ended June 30, 2001 increased to $81,237 from $70,809 for the same period in fiscal 2000. As a percentage of net revenues, occupancy costs decreased to 11.6% for the three months ended June 30, 2001 from 14.1% for the comparable period in fiscal 2000. This decrease is primarily due to lower average revenue sharing rates at the Company's new hospital locations.

     Director and professional fees for the three months ended June 30, 2001 decreased to $35,173 from $113,922 for the same period in fiscal 2000. As a percentage of net revenues, director and professional fees decreased to 5.0% for the three months ended June 30, 2001 from 22.7% for the comparable period in fiscal 2000. The decrease as a percentage of net revenues was primarily due to the engagement of various consultants in April 2000. These consulting agreements were to assist the Company in obtaining growth financing and in the penetration of new markets. There were no similar agreements in effect during the three months ended June 30, 2001.

     Depreciation and amortization expense for the three months ended June 30, 2001 increased to $28,755 from $27,690 for the same period in fiscal 2000. As a percentage of net revenues, depreciation and amortization expense decreased to 4.1% for the three months ended June 30, 2001 from 5.5% for the comparable period in fiscal 2000.

     Operating losses for the three months ended June 30, 2001 decreased to $81,531 from $227,522 the same period in fiscal 2000. As a percentage of net revenues, operating losses decreased to 11.6% for the three months ended June 30, 2001 from 45.4% for the comparable period in fiscal 2000.

     Net loss for the three months ended June 30, 2001 decreased to $55,235 from $221,044 for the same period in fiscal 2000. As a percentage of net revenues, net losses decreased to 7.9% for the three months ended June 30, 2001 from 44.1% for the comparable period in fiscal 2000.

          LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company has a working capital deficit of $717,528. As discussed in Note 3 of the accompanying financial statements, the Company is aggressively working to eliminate debt through a combination of debt forgiveness and conversion of debt to equity. The Company is also evaluating its business practices with the goal of achieving positive cash flow from operations. Cash provided by operating activities totaled $17,884 during the three months ended June 30, 2001, as compared to cash utilized by operating activities of $130,801 for the comparable period in fiscal 2000.

     Cash utilized for investing activities for the three months ended June 30, 2001 primarily consisted of capital additions to property and equipment of $17,021. The capital additions were primarily related to the equipment purchase for the opening of a new facility, and costs associated with refurbishing existing kiosks.

     The Company estimates that it will require approximately $300,000 of additional investment capital in order to open sufficient new sites to reach break even with operational costs. Such growth will require approximately six months to achieve after receipt of the investment capital. In addition, the Company requires additional investment capital to address the current working capital deficit. The Company is planning to release a private placement offering memorandum in August 2001. The details of the private placement are still being contemplated and there can be no assurance that the Company will be successful in attracting investors.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     Effective on June 30, 2001, the Company issued 200,000 shares of its common stock to an individual in an unregistered transaction. The shares were issued as consideration for certain assets (coffee preparation equipment, an espresso machine, etc.) acquired by the Company. The stock was valued at $0.05 per share. The issuance was exempt from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The individual was a sophisticated investor and an accredited investor, and had access to the same information as would be included in a registration statement prepared by the Company.

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By:____________/S/______________
                                        Cliff B. Young, President

                                        Date: August 14, 2001