Form 10QSB
period 2001-09-30
PEABODYS COFFEE INC/NV
filed 2001-11-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,792,717 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1     Financial Statements                                           3

     Item 2     Management's Discussion and Analysis or Plan of Operation     14

Part II - Other Information

     Item 1     Legal Proceedings                                             16

     Item 2     Changes in Securities                                         16

     Item 3     Defaults Upon Senior Securities                               18

     Item 4     Submission of Matters to a Vote of Security Holders           18

     Item 5     Other Information                                             18

     Item 6     Exhibits and Reports on Form 8-K                              19

     Signatures                                                               20

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

                                                         2001           2000
                                                     -----------    -----------
ASSETS

Current Assets
   Cash                                              $     7,866    $     7,688
   Other receivables                                      31,384         16,192
   Inventories                                            49,028         45,763
   Prepaid expenses                                       96,429        145,960
                                                     -----------    -----------
      Total Current Assets                               184,707        215,603

Property and equipment (net)                             391,405        441,515
Deposits and other assets                                125,191        167,774
                                                     -----------    -----------

      Total Assets                                   $   701,303    $   824,892
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                    $    40,208    $    27,763
   Accounts payable                                      392,007        439,350
   Accrued expenses                                      327,101        273,684
   Liability for acquisition of inventory
      and equipment                                           --         64,000
   Capital lease obligations                                  --            436
   Short-term borrowings                                  14,820         33,420
   Bridge note financing                                  40,000         40,000
                                                     -----------    -----------

      Total Current Liabilities                          814,136        878,653
                                                     -----------    -----------
Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 17,792,717 and
   10,678,384 $.001 par value                        $    17,793    $    10,678

   Paid-in capital                                     4,600,835      4,048,603
   Accumulated deficit                                (4,731,461)    (4,113,042)
                                                     -----------    -----------

      Total Stockholders' Deficit                       (112,833)       (53,761)
                                                     -----------    -----------

      Total Liabilities and Stockholders' Deficit    $   701,303    $   824,892
                                                     ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    UNAUDITED

                                                     Six Months Ended             Three Months Ended
                                                       September 30,                 September 30,
                                                    2001           2000           2001           2000
                                                    ----           ----           ----           ----
Sales                                           $ 1,276,307    $   946,221    $   572,791    $   444,838

Cost of Sales                                       480,326        371,634        205,984        162,338
                                                -----------    -----------    -----------    -----------

      Gross Profit                                  795,981        574,587        366,807        282,500

Operating expenses
   Employee compensation and benefits               594,934        476,175        283,999        230,746
   General and administrative expenses              147,753        169,693         93,148        108,822
   Occupancy                                        148,875        141,349         67,638         70,540
   Director and professional fees                   119,986        194,713         84,813         80,791
   Depreciation and amortization                     62,754         55,380         33,999         27,690
   Loss on disposal of property and equipment            --         34,481             --         34,481
   Other operating expenses                           2,500          3,939          2,500          3,051
                                                -----------    -----------    -----------    -----------
                                                  1,076,802      1,075,730        566,097        556,121
                                                -----------    -----------    -----------    -----------

   Operating Loss                                  (280,821)      (501,143)      (199,290)      (273,621)

Other income                                         24,000             --             --             --
Interest expense                                    (10,817)        (6,102)        (8,086)        (3,314)
                                                -----------    -----------    -----------    -----------

   Net loss before extraordinary item              (267,638)      (507,245)      (207,376)      (276,935)
   Extraordinary item - forgiveness of debt           9,889         46,539          4,862         37,273
                                                -----------    -----------    -----------    -----------

      Net Loss                                     (257,749)      (460,706)      (202,514)      (239,662)

Accumulated Deficit, beginning of period         (4,473,712)    (3,652,336)    (4,528,947)    (3,873,380)
                                                -----------    -----------    -----------    -----------

Accumulated Deficit, end of period              $(4,731,461)   $(4,113,042)   $(4,731,461)   $(4,113,042)
                                                ===========    ===========    ===========    ===========

Earnings per common share:
   Net loss before extraordinary item           $     (0.02)   $     (0.05)   $     (0.01)   $     (0.02)
   Extraordinary item                                  0.00           0.00           0.00           0.00
                                                -----------    -----------    -----------    -----------
   Net loss                                     $     (0.02)   $     (0.05)   $     (0.01)   $     (0.02)
                                                ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

                                                            2001         2000
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $(257,749)   $(460,706)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                            62,754       55,380
   Gain on extraordinary item - forgiveness of debt         (9,889)     (46,539)
   Loss on disposal of property and equipment                   --       34,481
   Other income from reduction of obligation to issue
   shares of common stock                                  (24,000)          --
Changes in operating assets and liabilities:
   Receivables                                              (9,879)       9,174
   Inventories                                               1,355       (5,315)
   Prepaid expenses                                         55,301      103,131
   Cash overdraft                                           (8,350)      27,763
   Accounts payable                                          9,010       11,053
   Accrued expenses                                         16,557       51,141
                                                         ---------    ---------
      Net cash used by operating activities               (164,890)    (220,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                        (69,940)     (22,769)
Changes to deposits and other assets                        (1,662)     (27,325)
Acquisition of intangibles                                      --           --
                                                         ---------    ---------
      Net cash used by investing activities                (71,602)     (50,094)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of stock                            236,000      231,025
Proceeds from issuance of notes payable                         --       95,000
Principal reductions of notes payable                           --      (50,500)
Payments on capital lease obligations                           --         (677)
                                                         ---------    ---------
      Net cash provided by financing activities            236,000      274,848

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              (492)       4,317

CASH AND CASH EQUIVALENTS
Beginning of period                                          8,358        3,371
                                                         ---------    ---------
End of period                                            $   7,866    $   7,688
                                                         =========    =========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note   1  -   Significant Accounting Policies

Note   2  -   Related Party Transactions

Note   3  -   Going Concern

Note   4  -   Acquisitions

Note   5  -   Inventories

Note   6  -   Property and Equipment

Note   7  -   Accounts Payable

Note   8  -   Bridge Note Financing

Note   9  -   Supplemental Disclosures of Non-Cash Investing and Financing
              Transactions

Note  10  -   Forgiveness of Debt

Note  11  -   Accrued Expenses

Note  12  -   Commitments and Contingencies

Note  13  -   Short-Term Borrowings

Note  14  -   Stockholders' Deficit

Note  15  -   Earnings Per Common Share

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2001. The results of operations for the period ended September 30, 2001 may not necessarily be indicative of the operating results for the entire fiscal year.

Incorporation by Reference
--------------------------
The following notes from the Company's audited financial statements for the years ended March 31, 2001 and 2000 included in the Annual Report of the Company on Form 10-KSB, filed with the Commission on June 29, 2001, are hereby incorporated by reference:

     Note 2 - Related Party Transactions
     Note 10 - Lease Obligations
     Note 12 - Income Taxes
     Note 15 - Stock Option Plans
     Note 16 - Warrants
     Note 20 - Risks and Uncertainties
     Note 21 - Concentrations

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

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

Non-compete   agreements  and  other  intangible   assets  are  amortized  on  a
straight-line basis over the term of the agreement.

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

Reclassifications
-----------------
Certain amounts from the September 30, 2000 financial statements have been reclassified to conform to the current year presentation.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a supply relationship with another company that is owned by a member of the Company's Board of Directors. Purchases from this company for the six months ended September 30, 2001 totaled $43,934 for equipment and $96,886 for coffee and related products. At September 30, 2001, $68,721 was accrued in accounts payable.

At September 30, 2001, the Company has a $10,000 short-term unsecured receivable from a shareholder.

During the six months ended September 30, 2000, a member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees incurred for these services were $12,000. At September 30, 2000, $0 was accrued in accounts payable.

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the six months ended September 30, 2001 of $280,821, and current liabilities exceed current assets by $629,429. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

Management's Plan
-----------------
The Board and management acknowledge the issues raised as to the future of the Company. Over the past several years, the Company has eliminated over $1.5 million of debt through a combination of debt forgiveness and conversion of debt to equity, and intends to further reduce debt via the same approach. Also, a concerted effort is being placed on an evaluation of the Company's business practices with the goal of achieving positive cash flow from operations. This evaluation includes the Company's site locations, product quality, menu selection, and pricing policy. In addition, the Company has engaged the services of various consultants to enhance merger and acquisition activity and capital raising efforts. Management believes the combination of these efforts will allow the Company to continue as a going concern.

NOTE 4 - ACQUISITIONS

During the year ended March 31, 2001, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, in exchange for the promise to issue up to 320,000 shares of common stock at $0.20 per share. Terms of the agreement specify that the actual number of shares to be issued is reduced each month until the seller obtains the release of certain liens from the assets. During the quarter ended September 30, 2001, the seller obtained the required release of the liens, resulting in the issuance of 40,000 shares. There is no further obligation to issue additional shares.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

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
                                                   =========

Effective December 12, 2000, the Company transferred possession of the above roasting equipment for $20,000 to an unrelated party. The book value of the equipment was adjusted at September 30, 2000 to its net realizable value. During the quarter ended September 30, 2001, clear title to the equipment was obtained and the sale of the equipment was finalized.

NOTE 5 - INVENTORIES

At September 30, 2001 and 2000, inventories were comprised of the following:

                                              2001         2000
                                           ---------    ---------
     Coffee                                $   8,782    $  10,900
     Other food and beverage items            21,803       25,923
     Packaging and other supplies             18,443        8,940
                                           ---------    ---------
                                           $  49,028    $  45,763
                                           =========    =========

NOTE 6 - PROPERTY AND EQUIPMENT

At September 30, 2001 and 2000, property and equipment were comprised of the following:

                                              2001         2000
                                           ---------    ---------

     Kiosk carts and equipment             $ 547,597    $ 500,449
     Equipment and furniture                 228,291      249,754
     Signage                                  49,179       44,356
     Site improvements                        79,145       77,395
                                           ---------    ---------
                                             904,212      871,954
     Less: accumulated depreciation         (512,807)    (430,439)
                                           ---------    ---------
                                           $ 391,405    $ 441,515
                                           =========    =========

NOTE 7 - ACCOUNTS PAYABLE

Of the $392,007 and $439,350 in accounts payable at September 30, 2001 and 2000, approximately 59% and 76% have been outstanding for more than 90 days, respectively.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

NOTE 8 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. There were $40,000 of bridge notes outstanding at September 30, 2001 and 2000. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of September 30, 2001 and 2000, the Company has accrued $32,566 and $26,342 of interest payable on these notes. As of September 30, 2001, the Company has not received any notice of default relating to the notes.

NOTE  9  -  SUPPLEMENTAL   DISCLOSURES  OF  NON-CASH   INVESTING  AND  FINANCING
TRANSACTIONS

Non-cash investing and financing transactions for the six months ended September 30, 2001 and 2000 are as follows:

                                                                2001      2000
                                                                ----      ----
     Issuance of common stock in exchange for
        services provided                                     $ 88,750  $310,000

     Trade payables forgiven                                     9,889    37,273

     Acquisition of inventory and equipment financed
        with an obligation to issue common stock                    --    64,000

     Reduction of obligation to issue shares of common stock    24,000        --

     Issuance of common stock in exchange for
        property and equipment                                  10,000        --

     Sale of equipment in exchange for obligations
        on trade payables and other liabilities                 47,195

     Conversion of obligations on trade payables,
        accrued expenses, and other liabilities into
        shares of common stock                                   8,000   245,255

     Conversion of obligations on bridge financing
        notes into shares of common stock                           --    20,000

     Accrued interest on bridge note obligations
        forgiven in exchange for warrants to
        purchase common stock                                       --     9,266

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

NOTE 10 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $9,889 and $46,539 for the six months ending September 30, 2001 and 2000, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to forgiveness of debt are explained in the following paragraphs.

In 1996 the Company issued interest bearing, convertible, secured promissory notes ("Bridge Notes"). The majority of the Bridge Note holders have elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holders who elected to convert their outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest on their Bridge Notes. For the six months ended September 30, 2000, in exchange for the debt forgiveness of $9,266, the Company issued warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

On September 30, 2000, the Company's legal counsel agreed to accept a non-statutory option for the purchase of 150,000 shares of common stock, with an exercise price of $0.20 per share as full and final settlement for accrued legal fees totaling $20,000.

A tax effect was not attributed to the gain, as the gain will reduce the Company's prior net operating loss.

NOTE 11 - ACCRUED EXPENSES

At September 30, 2001 and 2000, accrued expenses were comprised of the following:

                                              2001         2000
                                           ---------    ---------

     Accrued interest                      $  32,566    $  32,826
     Accrued wages                            65,489      157,585
     Estimated use tax                        29,959       29,959
     Accrued payroll taxes                   198,603       47,433
     Other                                       484        5,881
                                           ---------    ---------
                                           $ 327,101    $ 273,684
                                           =========    =========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2001 and 2000, the Company has accrued $198,603 and $47,433 of payroll taxes, penalties and interest due to the Internal Revenue Service and the State of California. Management has met with the Internal Revenue Service and Employment Development Department and is in the process of making payment arrangements.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at September 30, 2001 and 2000.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

NOTE 13 - SHORT-TERM BORROWINGS

During the six months ended September 30, 2001 and 2000, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $14,820 and $33,420 at September 30, 2001 and 2000 respectively.

NOTE 14 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001. At September 30, 2001 and 2000 there were 17,792,717 and 10,678,384 shares of common stock outstanding, respectively.

At September 30, 2001 and 2000 the Company had not paid any dividends with respect to its shares of common stock.

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the six months ended September 30, 2001 and 2000, were 15,772,581 and 8,911,804, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the six months ended September 30, 2001 and 2000, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                    UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

          REVENUES

     Net revenues for the six months ended September 30, 2001 increased 34.9% to $1,276,307 from $946,221 for the same period in fiscal 2000. This was primarily due to the opening of new hospital locations in Southern California. Retail sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the six months ended September 30, 2001 increased 29.2% to $480,326 from $371,634 for the same period in fiscal 2000. As a percentage of net revenues, cost of sales decreased to 37.6% for the six months ended September 30, 2001 from 39.3% for the comparable period in fiscal 2000.

     Employee compensation and benefits for the six months ended September 30, 2001 increased to $594,934 from $476,175 for the same period in fiscal 2000. As a percentage of net revenues, employee compensation and benefits decreased to 46.6% for the six months ended September 30, 2001 from 50.3% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to increased revenues and the efficiencies gained from corporate and administrative labor cost controls.

     General and administrative expenses for the six months ended September 30, 2001 decreased to $147,753 from $169,693 for the same period in fiscal 2000. As a percentage of net revenues, general and administrative expenses decreased to 11.6% for the six months ended September 30, 2001 from 17.9% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to training cost savings resulting from reduced employee turnover, as well as reduced travel and telephone expenses.

     Occupancy costs for the six months ended September 30, 2001 increased to $148,875 from $141,349 for the same period in fiscal 2000. As a percentage of net revenues, occupancy costs decreased to 11.7% for the six months ended September 30, 2001 from 14.9% for the comparable period in fiscal 2000. This decrease is primarily due to lower average revenue sharing rates at the Company's new hospital locations.

     Director and professional fees for the six months ended September 30, 2001 decreased to $119,986 from $194,713 for the same period in fiscal 2000. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets.

     Depreciation and amortization expense for the six months ended September 30, 2001 increased to $62,754 from $55,380 for the same period in fiscal 2000. As a percentage of net revenues, depreciation and amortization expense decreased to 4.9% for the six months ended September 30, 2001 from 5.9% for the comparable period in fiscal 2000.

     Operating losses for the six months ended September 30, 2001 decreased to $280,821 from $501,143 the same period in fiscal 2000. As a percentage of net revenues, operating losses decreased to 22.0% for the six months ended September 30, 2001 from 53.0% for the comparable period in fiscal 2000.

     Net loss for the six months ended September 30, 2001 decreased to $257,749 from $460,706 for the same period in fiscal 2000. As a percentage of net revenues, net losses decreased to 20.2% for the six months ended September 30, 2001 from 48.7% for the comparable period in fiscal 2000.

          LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company has a working capital deficit of $629,429. As discussed in Note 3 of the accompanying financial statements, the Company is aggressively working to eliminate debt through a combination of debt forgiveness and conversion of debt to equity. The Company is also evaluating its business practices with the goal of achieving positive cash flow from operations.

     Cash utilized for investing activities for the six months ended September 30, 2001 primarily consisted of capital additions to property and equipment of $69,940. The capital additions were primarily related to the equipment purchase for the opening of new facilities, and costs associated with refurbishing existing kiosks.

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

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On July 1, 2001, the Company granted non-statutory stock options to three of the directors of the Company for 240,000 shares each, for a total of 720,000 shares. The options have a term of 5 years and vest at a rate of 10,000 shares per month, with 30,000 shares vested upon grant, with an exercise price of $0.05 per share. The options were granted under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Each optionee was a sophisticated investor with a preexisting relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 1, 2001, the Company granted non-statutory stock options to two of its executive officers pursuant to employment agreements, with 720,000 shares under one agreement and 480,000 under the other, for a total of 1,200,000 shares. The options have a term of 5 years and vest monthly over a period of 24 months, with an exercise price of $0.05 per share. The options were granted under the exemptions provided by Sections 4(2) and 3(a)(11) of the Securities Act of 1933, as amended. Each optionee was a sophisticated investor with a preexisting relationship with the Company, a resident of California, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 1, 2001, the Company granted non-statutory stock options for the purchase of 388,000 shares to 13 of its employees pursuant to non-plan option agreements. The options have a term of 5 years and vest monthly over a period of 12 months (with slight variations in the vesting schedules among the agreements), with an exercise price of $0.05 per share. The options were granted under the exemptions provided by Sections 4(2) and 3(a)(11) of the Securities Act of 1933, as amended. Each optionee was a sophisticated investor with a preexisting relationship with the Company, a resident of California, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 1, 2001, the Company granted a non-statutory stock option for the purchase of 48,000 shares to an individual for consulting services. The option has a term of 5 years and vests monthly over a period of 12 months, with an exercise price of $0.05 per share. The option was granted under the exemptions provided by Sections 4(2) and 3(a)(11) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company, a resident of California, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 2, 2001, the Company granted a non-statutory stock option for the purchase of 600,000 shares to an entity for consulting services. The option has a term of 2 years, is fully vested, and has an exercise price of $0.25 per share for 200,000 shares, $0.35 per share for 200,000 shares, and $0.50 per share for 200,000 shares. The option was granted under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 2, 2001, the Company issued 600,000 shares of its common stock, at a price of $0.05 per share, as consideration for consulting services. The shares were issued to an entity (500,000 shares) and to an individual (100,000 shares). The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Both the entity and the individual to whom the shares were issued had pre-existing relationships with the Company, the entity was controlled by a sophisticated investor and the individual was a sophisticated investor, and both investors had access to the same information as would be included in a registration statement prepared by the Company.

     On July 2, 2001, the Company issued 75,000 shares of its common stock, at a price of $0.05 per share, as consideration for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The entity receiving the shares had a pre-existing relationship with the Company, was controlled by a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 6, 2001, the Company sold 1,020,000 shares of its common stock, at a price of $0.05 per share, to a private investor. The investor was an accredited investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     On July 6, 2001, the Company granted a non-statutory stock option to one of the directors of the Company for 240,000 shares. The option has a term of 5 years and vests monthly over 24 months, with an exercise price of $0.20 per share. The option was granted under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 7, 2001, the Company granted a warrant for the purchase of 200,000 shares to an individual for consulting services. The warrant has a term of 5 years, is fully vested, with an exercise price of $0.50 per share. The warrant was granted under the exemption provided by Sections 4(2) of the Securities Act of 1933, as amended. The grantee was a sophisticated investor with a preexisting relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 7, 2001, the Company issued 100,000 shares of its common stock, at a price of $0.05 per share, as consideration for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual receiving the shares had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On July 16, 2001, the Company issued 40,000 shares of its common stock, at a price of $0.20 per share, to an entity in a private transaction. The shares served as consideration for certain assets purchased by the Company under the terms of an earlier Asset Purchase Agreement. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     On July 28, 2001, the Company sold 300,000 shares of its common stock, at a price of $0.20 per share, to a private investor. The investor was an accredited investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     On August 13, 2001, the Company issued 50,000 shares of its common stock, at a price of $0.20 per share, to a private investor. The investor was an accredited investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, as amended.

     From August 18, 2001, continuing through the end of the period covered by this report, the Company has sold 287,500 shares of its common stock, at a price of $0.40 per share in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The sales were to both individuals and entities, all of whom were accredited investors.

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

                                       PEABODYS COFFEE, INC.,
                                       A Nevada Corporation


                                       By:____________/S/__________
                                          Cliff B. Young, President

                                       Date:   November 14, 2001