Form 10QSB
period 2001-12-31
PEABODYS COFFEE INC/NV
filed 2002-02-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                        COMMISSION FILE NUMBER 000-28595

                              PEABODYS COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                                 87-0468654
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                     Identification No.)

             3845 ATHERTON ROAD, SUITE 9, ROCKLIN, CALIFORNIA, 95765
                     (Address of Principal Executive Office)

                                 (916) 632-6090
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,911,024 shares of common stock.

Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1    Financial Statements                                            3

     Item 2    Management's Discussion and Analysis or Plan of Operation      15

Part II - Other Information

     Item 1    Legal Proceedings                                              17

     Item 2    Changes in Securities                                          17

     Item 3    Defaults Upon Senior Securities                                18

     Item 4    Submission of Matters to a Vote of Security Holders            18

     Item 5    Other Information                                              18

     Item 6    Exhibits and Reports on Form 8-K                               18

     Signatures                                                               19

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

                                                                           2001             2000
                                                                   ------------     ------------

ASSETS

Current Assets
   Cash                                                            $     75,492     $      4,018
   Other receivables                                                     44,353           20,893
   Inventories                                                           60,628           48,068
   Prepaid expenses                                                      83,510           81,274
                                                                   ------------     ------------
           Total Current Assets                                    $    263,983     $    154,253

Property and equipment (net)                                            384,764          431,899
Deposits and other assets                                               101,453          153,593
                                                                   ------------     ------------

           Total Assets                                            $    750,200     $    739,745
                                                                   ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Cash overdraft                                                  $         --     $     45,311
   Accounts payable                                                     339,501          485,784
   Accrued expenses                                                     326,409          265,332
   Liability for acquisition of inventory and equipment                      --           56,000
   Other current liabilities                                                 --           20,000
   Short-term borrowings                                                     --           21,320
   Bridge note financing                                                 40,000           40,000
                                                                   ------------     ------------

           Total Current Liabilities                               $    705,910     $    933,747
                                                                   ------------     ------------

Stockholders' Equity (Deficit)
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 18,911,024 and 10,951,717
   $.001 par value                                                 $     18,911     $     10,952

   Paid-in capital                                                    4,891,267        4,092,136
   Accumulated deficit                                               (4,865,888)      (4,297,090)
                                                                   ------------     ------------

           Total Stockholders' Equity (Deficit)                    $     44,290     $   (194,002)
                                                                   ------------     ------------

           Total Liabilities and Stockholders' Equity (Deficit)    $    750,200     $    739,745
                                                                   ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    UNAUDITED

                                                       Nine Months Ended                 Three Months Ended
                                                         December 31,                      December 31,
                                                     2001             2000             2001             2000
                                                     ----             ----             ----             ----

Sales                                            $  2,138,873     $  1,502,267     $    862,566     $    556,046

Cost of Sales                                         804,565          604,314          324,239          232,680
                                                 ------------     ------------     ------------     ------------

           Gross Profit                          $  1,334,308     $    897,953     $    538,327     $    323,366

Operating expenses
   Employee compensation and benefits                 992,021          765,893          397,087          289,718
   General and administrative expenses                234,409          238,872           86,656           69,179
   Occupancy                                          244,886          205,264           96,011           63,915
   Director and professional fees                     191,866          287,833           71,880           93,120
   Depreciation and amortization                       95,001           83,070           32,247           27,690
   Loss on disposal of property and equipment              --           34,481               --               --
   Other operating expenses                             3,105            6,378              605            2,439
                                                 ------------     ------------     ------------     ------------
                                                 $  1,761,288     $  1,621,791     $    684,486     $    546,061
                                                 ------------     ------------     ------------     ------------

   Operating Loss                                $   (426,980)    $   (723,838)    $   (146,159)    $   (222,695)

Other income                                           24,000            8,000               --            8,000
Interest and other expense                            (35,275)         (11,939)         (24,458)          (5,837)
                                                 ------------     ------------     ------------     ------------

   Net loss before extraordinary item            $   (438,255)    $   (727,777)    $   (170,617)    $   (220,532)
   Extraordinary item - forgiveness of debt            46,079           83,023           36,190           36,484
                                                 ------------     ------------     ------------     ------------

           Net Loss                              $   (392,176)    $   (644,754)    $   (134,427)    $   (184,048)

Accumulated Deficit, beginning of period           (4,473,712)      (3,652,336)      (4,731,461)      (4,113,042)
                                                 ------------     ------------     ------------     ------------

Accumulated Deficit, end of period               $ (4,865,888)    $ (4,297,090)    $ (4,865,888)    $ (4,297,090)
                                                 ============     ============     ============     ============


Earnings per common share:
   Net loss before extraordinary item            $      (0.02)    $      (0.08)    $      (0.01)    $      (0.02)
   Extraordinary item                                    0.00             0.01             0.00             0.00
                                                 ------------     ------------     ------------     ------------
   Net loss                                      $      (0.02)    $      (0.07)    $      (0.01)    $      (0.02)
                                                 ============     ============     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

                                                                           2001             2000
                                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                           $   (392,176)    $   (644,754)
Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation and amortization                                         95,001           83,070
   Gain on extraordinary item - forgiveness of debt                     (46,079)         (83,023)
   Loss on disposal of property and equipment                                --           34,481
   Other income from reduction of obligation to issue
   shares of common stock                                               (24,000)          (8,000)
Changes in operating assets and liabilities:
   Receivables                                                          (22,848)           4,473
   Inventories                                                          (10,245)          (7,620)
   Prepaid expenses                                                      68,220          171,817
   Cash overdraft                                                       (48,558)          45,311
   Accounts payable                                                      (4,906)          57,488
   Accrued expenses                                                      15,865           79,272
   Other current liabilities                                                 --           20,000
                                                                   ------------     ------------
           Net cash used by operating activities                   $   (369,726)    $   (247,485)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                                     (95,546)         (40,843)
Changes to deposits and other assets                                     22,076          (13,144)
                                                                   ------------     ------------
           Net cash used by investing activities                   $    (73,470)    $    (53,987)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from sale of stock                                         525,150          260,532
Proceeds from issuance of notes payable                                      --          103,200
Repayments of short-term borrowings                                     (14,820)              --
Principal reductions of notes payable                                        --          (60,500)
Payments on capital lease obligations                                        --           (1,113)
                                                                   ------------     ------------
           Net cash provided by financing activities               $    510,330     $    302,119

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                         67,134              647

CASH AND CASH EQUIVALENTS
Beginning of period                                                       8,358            3,371
                                                                   ------------     ------------
End of period                                                      $     75,492     $      4,018
                                                                   ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note  1   -    Significant Accounting Policies

Note  2   -    Related Party Transactions

Note  3   -    Going Concern

Note  4   -    Acquisitions

Note  5   -    Inventories

Note  6   -    Property and Equipment

Note  7   -    Accounts Payable

Note  8   -    Bridge Note Financing

Note  9   -    Supplemental  Disclosures  of Non-Cash  Investing  and  Financing
               Transactions

Note 10   -    Forgiveness of Debt

Note 11   -    Accrued Expenses

Note 12   -    Commitments and Contingencies

Note 13   -    Short-Term Borrowings

Note 14   -    Stockholders' Equity (Deficit)

Note 15   -    Earnings Per Common Share

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2001. The results of operations for the period ended December 31, 2001 may not necessarily be indicative of the operating results for the entire fiscal year.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

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

Reclassifications
-----------------
Certain amounts from the December 31, 2000 financial statements have been reclassified to conform to the current year presentation.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a supply relationship with another company that is owned by a member of the Company's Board of Directors. Purchases from this company for the nine months ended December 31, 2001 totaled $43,934 for equipment and $128,983 for coffee and related products. At December 31, 2001, $38,090 was accrued in accounts payable.

At December 31, 2001, the Company has a $10,000 short-term unsecured receivable from a shareholder.

During the nine months ended December 31, 2000, a member of the Company's Board of Directors provided management and other services to the Company on various business issues. Fees incurred for these services were $18,000. At December 31, 2000, $6,000 was accrued in accounts payable.

NOTE 3 - GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements show an operating loss for the nine months ended December 31, 2001 of $426,980, and current liabilities exceed current assets by $441,927. Without an infusion of additional capital, the Company's ability to continue operations is doubtful. No adjustment has been made to the financial statements relating to the uncertainty of continuing as a going concern.

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

In addition, the Company has engaged the services of various consultants to enhance its merger and acquisition activity, its capital raising efforts, and its ability to penetrate new distribution channels. The Company's long-term goal is to distribute its branded organic coffee in the mass-market retail sector, while expanding its e-commerce capabilities.

During the nine months ended December 31, 2001, the Company's capital raising efforts have resulted in $525,150 of net proceeds from the sale of common stock. In January 2002, the Company was approved for a leasing line of credit, which will provide the necessary growth financing for the purchase of equipment and kiosks. The parties are working towards preparing a written document setting forth the terms of the agreement. Management believes the combination of these efforts will allow the Company to continue as a going concern.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE 4 - ACQUISITIONS

During the year ended March 31, 2001, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, in exchange for the promise to issue up to 320,000 shares of common stock at $0.20 per share. Terms of the agreement specify that the actual number of shares to be issued is reduced each month until the seller obtains the release of certain liens from the assets. During the nine months ended December 31, 2001, the seller obtained the required release of the liens, resulting in the issuance of 40,000 shares. There is no further obligation to issue additional shares.

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
                                                                 ==========

Effective December 12, 2000, the Company transferred possession of the above roasting equipment for $20,000 to an unrelated party. The book value of the equipment was adjusted at September 30, 2000 to its net realizable value. During the nine months ended December 31, 2001, clear title to the equipment was obtained and the sale of the equipment was finalized.

NOTE 5 - INVENTORIES

At December 31, 2001 and 2000, inventories were comprised of the following:

                                                      2001             2000
                                              ------------     ------------

     Coffee                                   $     11,946     $      9,809
     Other food and beverage items                  28,418           20,386
     Packaging and other supplies                   20,264           17,873
                                              ------------     ------------
                                              $     60,628     $     48,068
                                              ============     ============

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2001 and 2000, property and equipment were comprised of the following:

                                                      2001             2000
                                              ------------     ------------

     Kiosk carts and equipment                $    544,687     $    513,364
     Equipment and furniture                       226,996          250,711
     Signage                                        49,997           46,029
     Site improvements                             104,646           79,924
                                              ------------     ------------
                                                   926,326          890,028
     Less: accumulated depreciation               (541,562)        (458,129)
                                              ------------     ------------
                                              $    384,764     $    431,899
                                              ============     ============

NOTE 7 - ACCOUNTS PAYABLE

Of the $339,501 and $485,784 in accounts payable at December 31, 2001 and 2000, approximately 51% and 68% have been outstanding for more than 90 days, respectively.

NOTE 8 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. There were $40,000 of bridge notes outstanding at December 31, 2001 and 2000. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of December 31, 2001 and 2000, the Company has accrued $34,224 and $27,859 of interest payable on these notes. As of December 31, 2001, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE  9  -  SUPPLEMENTAL   DISCLOSURES  OF  NON-CASH   INVESTING  AND  FINANCING
            TRANSACTIONS

Non-cash investing and financing transactions for the nine months ended December 31, 2001 and 2000 are as follows:

                                                                 2001       2000
                                                                 ----       ----

    Issuance of common stock in exchange for
         services provided                                   $ 88,750   $314,000

    Trade payables and accrued expenses forgiven               46,079     73,757

    Acquisition of inventory and equipment financed
         with an obligation to issue common stock                  --     64,000

    Reduction of obligation to issue shares of common
         stock                                                 24,000      8,000

    Issuance of common stock in exchange for
         property and equipment                                10,000         --

    Sale of equipment in exchange for obligations
         on trade payables and other liabilities               47,195

    Conversion of obligations on trade payables,
         accrued expenses, and other liabilities into
         shares of common stock                                10,400    255,555

    Conversion of obligations on bridge financing
         notes into shares of common stock                         --     20,000

    Accrued interest on bridge note obligations
         forgiven in exchange for warrants to
         purchase common stock                                     --      9,266

NOTE 10 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $46,079 and $83,023 for the nine months ending December 31, 2001 and 2000, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to forgiveness of debt are explained in the following paragraphs.

On December 31 2001, a current vendor of the Company agreed to forgive $35,026 of trade payables.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE 10 - FORGIVENESS OF DEBT (CONTINUED)

In 1996 the Company issued interest bearing, convertible, secured promissory notes ("Bridge Notes"). The majority of the Bridge Note holders have elected to convert their outstanding principal balance into common stock at a conversion price of $1.00 per share. In addition, the Bridge Note holders who elected to convert their outstanding principal agreed to forgive the Company of its debt obligations related to accrued interest on their Bridge Notes. For the nine months ended December 31, 2000, in exchange for the debt forgiveness of $9,266, the Company issued warrants to purchase 9,266 shares of the Company's common stock at a price per share of $1.00.

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

A tax effect was not attributed to the gain, as the gain will reduce the Company's prior net operating loss.

NOTE 11 - ACCRUED EXPENSES

At December 31, 2001 and 2000, accrued expenses were comprised of the following:

                                                      2001             2000
                                              ------------     ------------

     Accrued interest                         $     40,086     $     27,859
     Accrued wages                                  48,202           82,028
     Accrued sales and use tax                      36,169           29,959
     Accrued payroll taxes                         198,464          121,191
     Other                                           3,488            4,295
                                              ------------     ------------
                                              $    326,409     $    265,332
                                              ============     ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2001 and 2000, the Company has accrued $198,464 and $121,191, respectively, for payroll taxes, penalties and interest due to the Internal Revenue Service and the State of California. Management has met with the Internal Revenue Service and Employment Development Department and is in the process of making payment arrangements.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at December 31, 2001 and 2000.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                                    UNAUDITED

NOTE 13 - SHORT-TERM BORROWINGS

During the nine months ended December 31, 2001 and 2000, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $0 and $21,320 at December 31, 2001 and 2000, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001. At December 31, 2001 and 2000 there were 18,911,024 and 10,951,717 shares of common stock outstanding, respectively.

At December 31, 2001 and 2000 the Company had not paid any dividends with respect to its shares of common stock.

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the nine months ended December 31, 2001 and 2000, were 16,593,043 and 9,556,569, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the nine months ended December 31, 2001 and 2000, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

          REVENUES

     Net revenues for the nine months ended December 31, 2001 increased 42.4% to $2,138,873 from $1,502,267 for the same period in fiscal 2000. This was primarily due to the opening of new hospital locations and a retail cafe in Southern California. Retail sales accounted for 100% of revenues for both periods.

          COSTS AND EXPENSES

     Cost of sales for the nine months ended December 31, 2001 increased 33.1% to $804,565 from $604,314 for the same period in fiscal 2000. As a percentage of net revenues, cost of sales decreased to 37.6% for the nine months ended December 31, 2001 from 40.2% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to the elimination of certain low margin products and continued efforts to obtain favorable pricing from the Company's suppliers.

     Employee compensation and benefits for the nine months ended December 31, 2001 increased to $992,021 from $765,893 for the same period in fiscal 2000. As a percentage of net revenues, employee compensation and benefits decreased to 46.4% for the nine months ended December 31, 2001 from 51.0% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to increased revenues and the efficiencies gained from corporate and administrative labor cost controls.

     General and administrative expenses for the nine months ended December 31, 2001 decreased to $234,409 from $238,872 for the same period in fiscal 2000. As a percentage of net revenues, general and administrative expenses decreased to 11.0% for the nine months ended December 31, 2001 from 15.9% for the comparable period in fiscal 2000. The decrease as a percent of net revenues is primarily due to training cost savings resulting from reduced employee turnover, as well as reduced travel and telephone expenses.

     Occupancy costs for the nine months ended December 31, 2001 increased to $244,886 from $205,264 for the same period in fiscal 2000. As a percentage of net revenues, occupancy costs decreased to 11.4% for the nine months ended December 31, 2001 from 13.7% for the comparable period in fiscal 2000. This decrease as a percent of net revenues is primarily due to lower average revenue sharing rates at the Company's new hospital locations and its retail cafe.

     Director and professional fees for the nine months ended December 31, 2001 decreased to $191,866 from $287,833 for the same period in fiscal 2000. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets.

     Depreciation and amortization expense for the nine months ended December 31, 2001 increased to $95,001 from $83,070 for the same period in fiscal 2000. As a percentage of net revenues, depreciation and amortization expense decreased to 4.4% for the nine months ended December 31, 2001 from 5.5% for the comparable period in fiscal 2000.

     Operating losses for the nine months ended December 31, 2001 decreased to $426,980 from $723,838 the same period in fiscal 2000. As a percentage of net revenues, operating losses decreased to 20.0% for the nine months ended December 31, 2001 from 48.2% for the comparable period in fiscal 2000.

     Net loss for the nine months ended December 31, 2001 decreased to $392,176 from $644,754 for the same period in fiscal 2000. As a percentage of net revenues, net losses decreased to 18.3% for the nine months ended December 31, 2001 from 42.9% for the comparable period in fiscal 2000.

          LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's working capital deficit decreased to $441,927 from $779,494 at December 31, 2000. As discussed in Note 3 of the accompanying financial statements, the Company is aggressively working to eliminate debt through a combination of debt forgiveness and conversion of debt to equity. The Company is also evaluating its business practices with the goal of achieving positive cash flow from operations.

     In January 2002, the Company was approved for a leasing line of credit for up to $300,000. This leasing line of credit will provide the necessary growth financing for the purchase of equipment and kiosks. The parties are working towards preparing a written document setting forth the terms of the agreement. The Company is also actively pursuing opportunities in the organic sustainable coffee market, including distribution of its branded organic coffee to the mass-market retail sector and through e-commerce channels.

     Cash utilized for investing activities for the nine months ended December 31, 2001 primarily consisted of capital additions to property and equipment of $95,546. The capital additions were primarily related to the equipment purchase for the opening of new facilities, and costs associated with refurbishing existing kiosks.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On October 17, 2001, the Company sold 50,000 shares of its common stock, at a price of $0.40 per share, in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The offering began in the previous quarter on August 18, 2001, with sales reported on the Company's Form 10-QSB Quarterly Report for the Quarter Ended September 30, 2001. The offering terminated with the sale on October 17. The sales during the offering were to both individuals and entities, all of which were accredited investors.

     On October 22, 2001, the Company issued 296,282 shares to an entity upon the exercise of a warrant, which had been granted for legal services rendered. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise was a "cashless" exercise under the terms of the warrant, with the exercise price being paid with shares of the Company's stock at its then-current market value. The entity to whom the shares were issued had a pre-existing relationship with the Company, was controlled by sophisticated investors, and had access to the same information as would be included in a registration statement prepared by the Company.

     On November 1, 2001, the Company issued 58,525 shares to an individual upon the exercise of a warrant, which had been granted for legal services rendered. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise was a "cashless" exercise under the terms of the warrant, with the exercise price being paid with shares of the Company's stock at its then-current market value. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     From November 30, 2001, continuing through the end of the period covered by this report, the Company has sold 713,500 shares of its common stock, at a price of $0.40 per share, in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The sales were to both individuals and entities, all of which were accredited investors (except for one unaccredited investor who purchased 6,000 shares). In connection with this offering, during the month of December 2001, the Company granted a warrant for the purchase of 11,250 shares, at an exercise price of $0.40 per share, to a brokerage firm participating in the offering. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The entity to whom the warrant was issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation


                                        By: /s/
                                            ------------------------------------
                                            Cliff B. Young, President

                                        Date: February 14, 2002