Form 10KSB
period 2002-03-31
PEABODYS COFFEE INC/NV
filed 2002-07-15
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2002

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

State issuer's revenues for its most recent fiscal year:   $3,059,676

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of June 25, 2002, [in the past 60 days], was approximately $11,417,267.

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 19,516,695 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [x]; No [ ]

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

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                             PART I (ALTERNATIVE 2)

ITEM 1.   DESCRIPTION OF BUSINESS
          (FORM 1-A  MODEL B  ITEM 6)

OVERVIEW

     Peabodys Coffee, Inc., a Nevada corporation (the "Company" or "Peabodys"), is a retailer and marketer of certified organic branded specialty coffee beverages and packaged whole bean coffees. The Company plans to focus its efforts on establishing wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues. The Company currently sells all its coffee beverages and whole bean coffees through company-operated retail stores and espresso bars (kiosks), positioned primarily in corporate and institutional locations. As of March 31, 2002, the Company operated 16 coffee kiosks and 2 retail stores located throughout California.

     As described in more detail below, despite profitability with respect to individual stores and kiosks, the Company as a whole has not been profitable. As shown in the accompanying financial statements, for the fiscal year ended March 31, 2002, the Company had a net operating loss of $632,402, and an overall net loss of $611,965.

     Peabodys has recently converted all its operations from the use of conventionally grown coffee to using only certified organic coffee. The
Company's organic coffees are independently certified by Quality Assurance International ("QAI"), a global leader in organic certification who recently announced its accreditation from the United States Department of Agriculture ("USDA") to certify organic claims under the USDA's National Organic Program. The Company has developed the Black Rhino Coffee(TM) trade name for marketing certified organic coffee.

COMPANY BACKGROUND

PEABODYS CA

     The current business of the Company began with the formation of Peabodys Coffee, Inc., a California corporation ("Peabodys CA"), in 1995. Co-founder Todd Tkachuk (who is currently an officer and director with the Company) conceived of a company that would contract with foodservice companies, which held contracts for institutional venues such as corporate facilities, universities or hospitals. Peabodys CA would enter into a subcontract with the client (which had a general contract to provide food services to the host facility) to install coffee kiosks at the host organization. In return, Peabodys CA paid the client a percentage of the gross revenues generated by each kiosk. The Peabodys CA model is the basis of the existing full service retail operations of the Company today.

THE MERGER

     On March 12, 1999, Peabodys CA entered into a Plan and Agreement of Reorganization (the "Agreement") with Mine-A-Max Corporation, a Nevada corporation which was a development stage mining company until its merger with Peabodys CA. Mine-A-Max Corporation (hereinafter referred to as the "Company") was incorporated under the laws of the State of Nevada on July 26, 1989 with the name Kimberly Mines, Inc. for the purpose of mineral exploration and mine development. Several months later the Company was the surviving company in a merger with Blue Ute Mining & Exploration, Inc., a Utah corporation. On August 15, 1997 the Company changed its name to Mine-A-Max Corporation. The Agreement provided for a share exchange in which the Company offered shareholders of Peabodys CA one (1) share of the Company's common stock in exchange for one (1) share of Peabodys CA common stock. The shares were offered by the Company in reliance on the exemption from registration provided by Rule 506 of Regulation
D. The Agreement provided further that, after the Company had acquired a majority of the outstanding stock of Peabodys CA, the Company would effect a merger of Peabodys CA into the Company. On March 15, 1999 the Company filed an Amendment to Articles of Incorporation with the State of Nevada changing its name from Mine-A-Max Corporation to Peabodys Coffee, Inc. On June 30, 1999, the Company effected a merger ("Merger"), with Peabodys CA as the disappearing corporation and the Company as the surviving corporation. All shares of Peabodys CA common stock were converted to shares of the Company's common stock.

INDUSTRY OVERVIEW

     The Company believes that the specialty coffee industry will continue to grow. According to Mr. Robert F. Nelson, President and CEO of the National Coffee Association ("NCA"), "...in 2001, 10% of American adults say they drink gourmet coffee every day, that is, premium whole bean or ground varieties - exactly double from a year ago." Mr. Nelson also reported, "...occasional consumption of specialty coffee has surged during the past five years in the United States, increasing from 35% of the adult population in 1997 to 62% in 2001 - from 80 million to 127 million drinkers." (transcript of presentation titled "U.S. Coffee Trends: 1991-2001," in May 2001). According to the Specialty Coffee Association of America ("SCAA"), total U.S. retail sales of specialty coffee beverages were $5.3 billion in 2000 while retail sales of specialty coffee beans reached $2.5 billion.

     The Company believes that several factors have contributed to the increase in demand for specialty coffee and will continue to do so, including:

     - Greater consumer awareness of specialty coffee as a result of its increasing availability;

     - Increased quality differentiation over commercial grade coffees by consumers;

     - Increased demand for all premium food products, including specialty coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

     - Ease of preparation of specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines; and

     - Increased pace and pressures of everyday life. Specialty coffee fits within the "affordable luxury" or "small self-indulgence" categories, and as such directly addresses a significant trend among consumers to make low-cost self-reward purchases to temper the stresses of everyday life.

SUSTAINABLE COFFEES

     The industry buzzword "Sustainable Coffee" emerged to represent a broad spectrum of ideas relating to the production and consumption of specialty coffees. In September 1997, the SCAA created a special task force to define the term. The result was the adoption of a Statement of Understanding, which defined the issue as having three legs: Environmental, Economic, and Social.

     The Company believes that most coffee consumers are unaware of the many environmental, economic, and social ramifications surrounding the production of coffee. The Company also believes that the majority of the conventional coffee industry does not meet two basic tests of sustainability: protection of the environment and social fairness. A growing number of coffee producers, coffee companies and consumers are actively taking steps to encourage the coffee industry to move toward more environmentally friendly practices and toward practices which are more economically and socially beneficial for producers.

     Three categories of coffees attempt to meet some or all of these criteria; they are Organic, Shade Grown and Fair Trade, collectively termed "sustainable coffees". Each sustainable coffee has its own criteria, creating considerable confusion. Fair Trade coffee means that coffee farmers receive fair payments in the form of a "floor" price for their beans. Although this allows coffee farmers to make minimal profits during depressed market conditions, Fair Trade guidelines do not adequately address issues surrounding the environment, biodiversity, species preservation or whether or not the coffee trees come from genetically modified rootstocks. Shade Grown refers to the condition under which the coffee is grown. Shade Grown coffees ensures that multiple species have habitat and that there is preservation of the dwindling tropical rainforests. However, Shade Grown does not address the use of agrochemicals, or whether the coffee trees come from genetically modified rootstocks. Nor does Shade Grown coffee address important socioeconomic issues.

CERTIFIED-ORGANIC COFFEE

     Certified Organic coffee is produced with methods that preserve the soil and prohibit the use of agrochemicals. Organic coffee farming ensures that shade-friendly varieties of coffee are planted and that full-sun hybrids or genetically modified coffee trees cannot (by law) be used. In addition, similar to Fair Trade, Certified-Organic coffees offer a premium to farmers and during low markets Certified-Organic farmers are able to turn profits. As Taylor Maid Farms' Roastmaster, Mark Inman states, "The checks and balances that result from an organic system comes from the interaction of a wide variety of life forms. Organic agriculture is more a system of relationships than a means to a marketable seal." (from "Navigating the Sea of Terms: a Coffee Buyers' Guide," posted on Taylor Maid Farms' website). Organic growers are also rewarded with farms that remain fertile for decades, with clean water, and with good health. The Company believes that Certified-Organic coffee is the only coffee that addresses the social, economic and environmental issues surrounding the sustainability of the coffee industry.

     According to the Sustainable Coffee Survey of the North American Specialty Coffee Industry ("SCS"), published in July 2001, Organic coffee has demonstrated steady 20% annual growth rates in recent years. The SCS also indicates that consumers are willing to pay a modest premium for sustainable coffee but they prefer one-stop shopping for their food needs, and availability implies both convenience and visibility. In addition, the SCS reports that many North American supermarkets either do not stock sustainable coffees or present only one, often as a single origin or blend, and usually Organic. According to the SCS, although considerable quantities of Organic coffee are sold through the grocery and supermarket channel, their ready availability is limited to the West Coast and select urban areas.

ORGANICS

     The Company believes that organic products are emerging as a major trend in the U.S. market. According to Datamonitor (Natural Foods Merchadiser, Organic Trade Association), retail sales of organic products in the U.S. are growing steadily, showing an annual compound growth rate of more than 22% over the last five years. A recent study published by the Natural Marketing Institute in cooperation with the Organic Trade Association estimated that U.S. retail sales of organics in 2001 would be $9.3 billion and $20 billion by 2005 assuming a "conservative" annual growth rate of 20%.

     The Company believes the U.S. boom in organic products is fueled by increasing consumer demand resulting from:

     -    consumer concerns about the general safety of their food;

     -    the higher quality of certified organic products;

     -    the  social  and  environmental   benefits  that  organic   production
          represents; and

     -    the perceived health benefits of consuming organic products.

     According to Roper Starch Worldwide ("RSW") in a report released in July 2001, concerns about food safety, coupled with the assurances of health benefits and high quality of certified organic products, are strengthening consumer interest in organic foods. The RSW report also indicates:

     - 51% of Americans predict that organic food will be a bigger part of their diet within the next five years;

     - Six in ten Americans (63%) buy organic foods and beverages at least occasionally;

     - Two-thirds (68%) say organics will be a major food trend in the new millennium.

     The Company believes that certified organic foods and beverages provide American consumers with peace of mind, an assurance of safety and the chance to cast a vote for a more environmentally friendly kind of agriculture. It is important to note that while 63% of U.S. consumers say they buy organic foods or beverages at least occasionally when they shop, the Company believes that the lack of availability at conventional supermarkets and grocery stores is one reason many people don't buy more organic. With high growth forecast resulting from rising consumer awareness and demand, the Company believes that the organic movement is clearly moving from the commercial fringes into the mainstream.

BUSINESS STRATEGY

     The Company's strategic goal is to establish Black Rhino Coffee(TM) as a sustainable and dominant packaged brand of certified organic coffee in the domestic mass retail market. This strategy represents the Company's adolescence
- the transition from Peabodys' full service units (kiosks and retail stores) in limited-geography institutional markets to a widely distributed packaged consumer brand called Black Rhino Coffee(TM).

BLACK RHINO COFFEE(TM)

     The Company believes the specialty coffee market environment is one that depends heavily on brand presence for sustainable success. The Black Rhino Coffee(TM) brand differentiates itself from other specialty coffee brands by the following:

     Certified Organic Only. The Company offers ONLY certified organic coffee. The Company does not offer any coffees that are produced using conventional coffee practices. All Black Rhino Coffee(TM) is naturally grown - no chemical pesticides, herbicides, fungicides or chemical fertilizers have ever come in contact with Black Rhino Coffee(TM) beans.

     High Quality Coffee. The Company sources and procures the highest quality certified organic arabica beans available from the world's coffee-producing regions. Each varietal of coffee is roasted by hand in small batches to achieve its peak flavor. The Company believes that organically grown coffee beans mature more slowly as nature intended - resulting in superior flavor.

     Competitive Price. The Company offers Black Rhino Coffee(TM) at prices comparable to non-organic high quality specialty brands such as Starbucks. The Company believes that pricing high quality organic coffee comparable to leading non-organic brands distinguishes Black Rhino Coffee(TM) from other organic coffees. The Company believes the biggest barrier to converting non-organic consumers to quality organic products is excessive price premiums typically associated with organic products.

     The Company has begun the transition from an operations intensive company to a highly skilled corporation focusing on brand ownership and management. At the appropriate time, the Company intends to exit its full service operations entirely and redeploy the capital in support of the Company's strategic goal. The Company intends to complete this transition within two years in a manner that will optimize shareholder value. Full service operations are entirely different in modus operandi, capital needs, system requirements and essential management skills from those of packaged consumer brand ownership and management. The Company will only exit the full service business at the right time for the right price. In the meantime the Company will continue to give its full service operations appropriate support.

     The Company recognizes the need to develop in-house skills for brand management. The Company believes this can be accomplished with a "light" but "highly skilled" central staff. Although the Company intends to outsource production, packaging and fulfillment, it is essential to recruit or develop top-level skills for the management of the Black Rhino Coffee(TM) supply chain. The Company believes that much of the sales, marketing and distribution tasks associated with the Black Rhino brand can be outsourced or executed through strategic alliances, however, the Company will require high quality consumer brand management skills within the organization.

FULL SERVICE OPERATIONS

     The Company's existing business has been developed on a business strategy based on the following concepts:

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

     The Company utilizes a client-host/captive-consumer model. This model has two distinctive components. The client-host component means that Peabodys establishes relationships with its "clients" (large institutions and food service providers) with the intention of multiple kiosk placements within the client's area of operation. In lieu of rent, Peabodys normally pays the client a percentage of the revenues generated by each kiosk, thereby giving the client incentive to assist Peabodys in a successful kiosk placement. The captive-consumer component refers to the placement of kiosks in heavy traffic areas where people (potential customers) have already congregated for other reasons. Examples of typical placements are hospitals, or school campuses.

     The typical Peabodys site, which includes the kiosk, related components, and workspace for employees, occupies a footprint of approximately 150 square feet. Due to the client-host/captive-consumer model described above, the Company usually incurs no fixed rental expense for this real estate. Likewise, there are usually no common area maintenance charges, and all utilities, such as electricity, heat, air conditioning, and water, are furnished by the host or client at no cost to Peabodys.

     As of March 31, 2002, the Company operated 16 coffee kiosks and 2 retail stores located throughout California. The Company's 18 operating units were located in the following venues: 10 were located at educational sites (i.e. colleges and universities); 6 were located at hospitals; and, 2 were store-front retail locations. As of March 31, 2002, the Company achieved profitability at the "unit level" at all 18 locations. The Company designates a kiosk or retail store to be profitable at the "unit level" when the kiosk generates net income after accounting for all expenses directly related to the specific unit. These direct expenses consist of: cost of goods sold, occupancy costs, operating expenses and fully loaded labor costs which include employer contributions, benefits and workers compensation.

EXPANSION PLANS

     As previously discussed, the Company's strategic goal is to establish its packaged consumer Black Rhino Coffee(TM) brand in domestic mass retail markets. The Company believes that the strength of Marathon Global, an Arkansas corporation which is a sales and marketing consultant of the Company, and its mass market relationships, supported by favorable market dynamics (see Industry Overview) will provide fast growth opportunities for the Black Rhino Coffee(TM). In addition, the Company believes that the Black Rhino Coffee(TM) brand has a compelling set of brand characteristics that clearly differentiate itself from its competitors.

     The Company has already experienced significant interest in its Black Rhino Coffee(TM) brand. The Company intends to ship its first order of Black Rhino to a major national food distributor in Virginia in late July 2002. In addition, the Company has secured the services of several food brokers to represent the Black Rhino Coffee(TM) brand in various parts of the U.S. Through its joint efforts with the sales force of Marathon Global, the Company anticipates having a shelf presence in 1,000 supermarkets or mass market retailers by the end of fiscal 2003.

     The Company does intend to allocate resources for the purpose of generating new growth opportunities for its full service retail operations. Should high-quality opportunities present themselves within existing geographic markets, with existing operating management and supply infrastructure, the Company may, given optimal conditions, open additional full service units. All existing full service operations will be given appropriate support. As previously indicated, the Company has clearly defined its strategic goal and focus to be the rapid development of Black Rhino Coffee(TM) as a packaged consumer brand available through mass retail markets.

MARKETING STRATEGY

RETAIL SALES OF BLACK RHINO COFFEE(TM)

     The Company is aware of the potential pitfalls associated with brand marketing budgets. The Company believes that today's consumers are nearly blind to the thousands of brand messages they are exposed to on a daily basis. The risk is to spend, spend and spend on creating consumer brand awareness and trial purchase. While the Company accepts that a "No Spend" route is not an option, it does not anticipate any material "above the line" marketing campaigns during its initial strategic cycle aimed at establishing shelf presence in the domestic mass retail markets. The Company will support the brand, but only through targeted tactical programs mutually developed and implemented with the Company's retail clients. Support costs for this grassroots approach will be identified and budgeted within the basic economic model on a project-by-project basis.

KIOSK SALES

     The Company plans to re-brand all of its full service retail operations to Black Rhino Coffee(TM). The Company fully implemented certified organic coffee into its full service operations in November 2001 and has seen positive results across the board. The Company anticipates that full service operations will benefit from the development of the Black Rhino Coffee(TM) brand. Full service retail units have recently gained access to packaged Black Rhino whole bean coffees as well as other quality marketing materials.

SUPPLIERS

     The  Company  procures  its  coffee  from  Terranova   Roasting  Co.,  Inc.
("Terranova") in Sacramento, California. Terranova is a QAI certified (see Overview section) coffee roaster serving central California. The Company has no contract in effect with Terranova other than the purchase orders it places. The Company believes that Terranova may not be able to meet its needs in the near future and that it may be necessary to contract out to other certified organic coffee roasters. The Company has been in contact with other qualified suppliers and certified organic roasters who could fulfill the Company's supply requirements in the foreseeable future. Any risk associated with having only one certified organic coffee roaster, therefore, appears to be minimal.

     The Company participates in the selection of its green coffee beans and provides its proprietary specifications for degree of roast and blending recipes to Terranova, which in turn purchases green beans, and then roasts and blends to Peabodys' exact specifications. Finished product is packaged, sealed, and shipped through the Company's various distribution channels as ordered.

     The Company uses only the highest quality certified organic "arabica" species of coffee. The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. The Company acknowledges that high quality certified organic coffee is limited in availability. The Company depends upon its relationships with its roaster, with coffee brokers and importers and with exporters for its supply of certified organic green coffee. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery is low.

     In recent years, green coffee prices have been under considerable downward pressure due to oversupply, and this situation is likely to persist in the short term. The Company believes that low coffee price ranges generally experienced in recent years are not considered high enough to support proper farming and processing practices. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the high quality coffees. The Company generally tries to pass on coffee price increases to its customers. There can be no assurance that the Company will be successful in passing on green coffee price increases without losses in sales volume or gross margin.

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

     For the year ended March 31, 2002, the Statements of Loss show a 42.8% increase in sales and a 51.0% increase in gross profit over the prior year. Although the Company incurred a net loss for the year ended March 31, 2002, the stockholders' deficit decreased due to proceeds from equity financing.

REVENUES

     Net revenues for the year ended March 31, 2002 increased 42.8% to $3,059,676 from $2,141,946 for the corresponding period in fiscal 2001. This was due primarily to the addition of five new sites in Southern California since March 2001. Kiosk and retail outlet sales accounted for 100% of revenues for both periods. For the year ended March 31, 2002, net revenue was generated from 8 different major clients, with the largest client representing 24% of total net revenue.

     During the year ended March 31, 2002, 8 units were closed or relocated due to unacceptable unit level operating performance. For the year ended March 31, 2002, these 8 units accounted for $97,923 of the Company's net revenue, and $6,869 of the total operating loss.

COSTS AND EXPENSES

     Cost of goods sold for the year ended March 31, 2002 increased to $1,149,629 from $876,738 for the same period in fiscal 2001. As a percentage of net revenues, cost of goods sold decreased to 37.6% for the year ended March 31, 2002 from 40.9% for the comparable period in fiscal 2001. The decrease as a percentage of net revenues was primarily due to the elimination of certain low margin products and continued efforts to obtain favorable pricing from the Company's suppliers.

     Employee compensation and benefits for the year ended March 31, 2002 increased to $1,445,385 from $1,102,508 for the same period in fiscal 2001. As a percentage of net revenues, employee compensation and benefits decreased to 47.2% for the year ended March 31, 2002 from 51.5% for the comparable period in fiscal 2001. The decrease as a percentage of net revenues was primarily due to increased revenues and the efficiencies gained from corporate and administrative labor cost controls.

     General and administrative expenses for the year ended March 31, 2002 increased to $303,688 from $256,717 for the same period in fiscal 2001. As a percentage of net revenues, general and administrative expenses decreased to 9.9% for the year ended March 31, 2002 from 12.0% for the comparable period in fiscal 2001. The decrease as a percentage of net revenues was primarily due to improved cash controls, training cost savings resulting from reduced employee turnover, and reductions in expenses related to maintenance, telephone, and travel.

     Occupancy costs for the year ended March 31, 2002 increased to $341,657 from $276,382 for the same period in fiscal 2001. As a percentage of net revenues, occupancy costs decreased to 11.2% for the year ended March 31, 2002 from 12.9% for the comparable period in fiscal 2001. The decrease as a percentage of net revenues was primarily due to new client contracts at lower revenue sharing rates.

     Director and professional fees for the year ended March 31, 2002 decreased to $316,651 from $372,662 for the same period in fiscal 2001. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in the penetration of new markets.

     Operating losses for the year ended March 31, 2002 decreased to $632,402 from $922,879 for the same period in fiscal 2001. As a percentage of net revenues, operating losses decreased to 20.7% for the year ended March 31, 2002 from 43.1% for the comparable period in fiscal 2001.

     Net loss for the year ended March 31, 2002 decreased to $611,965 from $821,376 for the same period in fiscal 2001. As a percentage of net revenues, net losses decreased to 20.0% for the year ended March 31, 2002 from 38.3% for the comparable period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Despite the "unit level" profitability described above under Full Service Operations, the Company has not been profitable. As the accompanying financial statements show, for the fiscal year ended March 31, 2002, the Company had a net operating loss of $632,402, and an overall net loss of $611,965. At March 31, 2002, the Company ended its fiscal year with a working capital deficit of $645,367, and a shareholders' deficit of $120,499.

     Because of the Company's operating losses and financial situation, the Independent Auditor's Report of the accompanying financial statements expresses a "going concern" opinion. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's ability to continue as a going concern is dependent upon several factors. These factors include its ability to: generate sufficient cash flows to meet its obligations on a timely basis; obtain acceptance of payment terms for certain payables to key vendors; obtain additional financing or refinancing as may be required; aggressively control costs, and; achieve profitability and positive cash flows.

     Management plans to address these challenges by building on the successful launch of its organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand achieved significant awareness at its introduction in May 2002 at the FMI supermarket convention in Chicago. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. Management believes that entry to this new market sector will expose the Company to different and potentially more fertile financing opportunities - such as project-based non-dilutive debt financing secured by purchase order or accounts receivable notes. Management believes this is a crucial new opportunity for the Company given the continuing uncertainty of conventional equity markets.

     Management also believes its strategic alliance with Marathon Global will facilitate rapid market penetration by providing a level of credibility and negotiating strength otherwise unavailable to the Company. Management further believes its engagement of Ark of Commerce will lead to increased investor awareness and significant new sources of financing. Management further believes that the Company's gradual transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

     Cash applied to investing activities for the year ended March 31, 2002 primarily consisted of capital additions to property and equipment of $155,156. The capital additions were primarily related to the equipment purchase for the opening of new facilities, and costs associated with refurbishing existing kiosks.

     The Company had net cash provided from financing activities for the year ended March 31, 2002 totaling $560,330. In January 2002, the Company secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. Cash from financing activities primarily consists of $40,000 from net long-term borrowings under the line of credit, and $535,150 net proceeds from the sale of Company stock. These amounts were primarily utilized in the day-to-day operations of the Company.

COMPETITION

     The specialty coffee market is highly competitive. Starbucks, the leading specialty coffee retailer, has a significant presence nationwide through a distribution agreement with Kraft Foods, which gives it access to U.S. mass retail channels such as supermarkets and warehouse clubs. However, the Company does not believe Starbucks currently offers certified organic coffee through its distribution agreement with Kraft. Other competing brands with supermarket shelf presence in multiple regions, including Seattle's Best and Green Mountain, offer certified organic coffee, but only as a supplement to their core conventional coffees. The Company is aware of several small regional brands with limited shelf presence, offering certified organic coffee. A number of nationwide coffee manufacturers, such as Kraft General Foods (Maxwell House), Proctor & Gamble (Millstone), and Nestle, distribute coffee products in supermarkets and convenience stores and have the potential to enter the organic coffee market.

     The Company is aware of other companies which sell specialty coffee from kiosks and coffee carts, but these are all very small operations with only a few kiosk locations each. The Company is not aware of any other company, on either a regional or national level, which specializes in sales of specialty coffee from kiosks or coffee carts on the same scale as the Company, or which has a number of units approaching that of the Company. The Company acknowledges that several large, well-capitalized multi-unit retailers, such as Starbucks, are capable of entering the kiosk and coffee cart market. Currently, however, to the Company's knowledge none of these retailers are focusing on the kiosk or coffee cart market.

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

     The Company has applications pending with the U.S. Patent and Trademark Office for the registration of the following trademarks: "Black Rhino coffee," "Alma Blend," Spiritu Blend," "Coffee with Body and Soul," and "Black Rhino Coffee with Rhinoceros design." The Company has also filed applications for the registration of the "Black Rhino Coffee" trademark in Canada and the European Community.

EMPLOYEES

     The Company currently has 94 employees of which 32 are full-time employees and 5 of which are administrative.

SEASONALITY

     Because the Company serves both hot and cold coffee drinks, the sales of the Company's products at most kiosk locations do not appear to be significantly affected by the seasons. However, those kiosks located in educational facilities are affected by the seasons to the extent that sales are significantly less when school is not in session.

RISK FACTORS AFFECTING THE COMPANY

     LATE PAYMENTS RELATING TO DEBT. In an earlier private placement, Peabodys offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. The Company is now obligated to make quarterly payments on the interest outstanding and to repay such Secured Notes. As of March 31, 2002, the Company is in default on the principal balance of the Secured Notes in the amount of $35,000 and is approximately $32,132 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a noteholder has the right to (i) declare all principal and interest immediately due and owing; (ii) exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to, equipment, inventory, accounts, trademarks and tradenames and other intellectual property rights (the "Collateral"), and, in particular, sell any part of the Collateral and (iii) exercise any other rights or remedies of a secured party under California law. As of the date hereof, the Company has not received any notice of default relating to the Secured Notes.

     OPERATING LOSSES. The Company has incurred operating losses in each quarter since its inception and has a significant accumulated deficit. For the fiscal year ended March 31, 2002, the Company's operating loss was $632,402 and its shareholders' deficit was $120,499. For the fiscal year ended March 31, 2001, the Company's operating loss was $922,879, and its shareholders' deficit was $197,834. The Company will continue to incur losses until it is able to establish significant sales of Black Rhino Coffee(TM) and increase the operating contribution of its full service operations. The Company's possible success is dependent upon the successful development and marketing of its services and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force the Company to reduce or curtail operations.

     NEED FOR ADDITIONAL CAPITAL. Additional capital will be required to effectively support the operations and to otherwise implement the Company's overall business strategy, including rapid growth in establishing the Black Rhino Coffee brand. However, there can be no assurance that financing will be available when needed on terms that are acceptable to the Company. The inability to obtain additional capital will restrict the Company's ability to grow and may reduce the Company's ability to continue to conduct business operations. If the Company is unable to obtain additional financing, it will likely be required to curtail its marketing and development plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders.

     RELIANCE ON MAJOR CLIENTS. The Company's four largest clients represent 59.6% of its gross revenue for the year ended March 31, 2002. The four largest clients represented 63.4% of the gross revenue for the year ended March 31, 2001. The Company would likely experience a material decline in revenues if it were to lose any of its major clients.

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

     GREEN COFFEE COST AND SUPPLY. The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. The Company acknowledges that high quality certified organic coffee is limited in availability. The Company depends upon its relationships with its roaster, with coffee brokers and importers and with exporters for its supply of certified organic green coffee. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery is low. An increase in the prices of specialty coffees could have an adverse effect on the Company's profitability.

     COMPETITION.  As described above, the Company competes  indirectly  against specialty coffee retailers (such as Starbucks, Diedrich Coffee and others), restaurant and beverage outlets that serve coffee, and directly with a growing number of espresso stands, carts, and stores in the Company's markets. The Company's coffee beverages compete directly against all other coffees on the market, including those sold in supermarkets. The specialty coffee segment is becoming increasingly competitive. Competitors with significant economic resources in both existing nonspecialty and specialty coffee businesses, such as Kraft General Foods (Maxwell House), Proctor & Gamble (Millstone), and Nestle, could at any time enter the Company's proposed market with competitive coffee products.

     The Company is aware of other companies which sell specialty coffee from kiosks and coffee carts, but these are all very small operations with only a few kiosk locations each. The Company is not aware of any other company, on either a regional or national level, which specializes in sales of specialty coffee from kiosks or coffee carts on the same scale as the Company, or which has a number of units approaching that of the Company. The Company acknowledges that several large, well-capitalized multi-unit retailers, such as Starbucks, are capable of entering the kiosk and coffee cart market. Currently, however, to the Company's knowledge none of these retailers are focusing on the kiosk or coffee cart market.

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

     OTC ELIGIBILITY RULE. The NASD requires that companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board ("OTC Eligibility Rule"). If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders sell their securities in the secondary market.

ITEM 2.   DESCRIPTION OF PROPERTY
          (FORM 1-A  MODEL B  ITEM 7)

     The Company's principal executive offices are located at 3845 Atherton Road, Suite 9, Rocklin, California, 95765, and its telephone number is (916) 632-6090. The facility is utilized in the following manner: a) administrative offices, b) professional offices, c) storage and warehousing, and d) product development. The facility consists of approximately three thousand (3,000) square feet of office and warehouse space, leased for $2,857 per month. The lease expires in October 2002. The Company believes that its existing facilities are adequate for its current use.

     The kiosks which the Company owns and uses for its day-to-day operations on its sites vary from site to site, but generally occupy 150 square feet with related equipment and display space. Standard equipment on each kiosk includes an espresso machine, espresso grinders, a coffee brewer, blender, and cash register, and display racks for baked goods and other non-coffee items. Kiosks are usually equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. Historically, the cost of a kiosk, including internal plumbing, equipment, inventory and signage was approximately $30,000.

ITEM 3.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
          (FORM 1-A  MODEL B  ITEM 8)

     The following table sets forth certain information regarding the officers and directors of Peabodys:

Name                         Age             Position
--------------------------------------------------------------------------------
Todd N. Tkachuk              41              President, Chief Financial Officer,
                                             Secretary and Director
John Phillips                52              Chairman of the Board of Directors
Barry Gibbons                55              Director
Roman Kujath                 68              Director
David Lyman                  55              Director

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

     Clifford B. Young was an officer and director of the Company during the fiscal year ended March 31, 2002. Mr. Young was terminated as an officer by the Board of Directors on March 29, 2002. The termination resulted from a pattern of willful misconduct and breach of the duty of loyalty on the part of Mr. Young. Mr. Young resigned as a director on June 17, 2002. On June 18, 2002, the Company filed a Current Report on Form 8-K announcing Mr. Young's resignation.

     Todd N. Tkachuk has been an officer and director of Peabodys since its inception. In connection with the Merger, Mr. Tkachuk became President, Chief Financial Officer, and Secretary, and a Director, of the Company. In January of 2000, Mr. Tkachuk became Chairman of the Board. Prior to his involvement with Peabodys, Mr. Tkachuk served as President of Tony's Coffee Company, a Vancouver, Canada-based specialty coffee company. From 1987 to 1991, Mr. Tkachuk served as President and CEO of Skytech Data Supply, a wholesale distributor of computer consumables and peripherals. Mr. Tkachuk holds a B.A. in Business Management from Western Washington University (1983).

     John Phillips is chairman of Arkansas-based Marathon Global, a fully integrated marketing, sales and service company, and a consultant to Peabodys for strategic marketing, sales planning and infrastructure support. Mr. Phillips is also chairman of international wine importer Marathon Imports. For 30 years prior to his involvement with Marathon Global and Marathon International, Mr. Phillips built, owned and operated the Phillips Company supermarket chain, a privately owned retail company with sales in excess of $300 million.

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

     David Lyman is currently a partner of Capital Resource Partners (formerly Jones, Taylor & Co.), a merchant banking firm providing merger and acquisition financing, capital funding and advisory services to the transportation industry. Prior to that, Dr. Lyman worked with a number of companies including Frito Lay, Pizza Hut, northAmerican Van Lines, Capitol Records, Family Vision Centers and American Hospitality Concepts as an executive or consultant. Additionally, Dr. Lyman was a principal with the Synectics Group, a consulting firm that provided strategic funding and operating solutions to emerging companies. Dr. Lyman has a Bachelor of Arts from Dakota Wesleyan University and a Masters and PhD in Counseling Psychology from the University of Nebraska at Lincoln.

ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS
          (FORM 1-A  MODEL B  ITEM 9)

(a) The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors for the fiscal year ending March 31, 2002.

Name of                         Capacities in which                 Aggregate
Individual or Group             Remuneration was received           Remuneration
--------------------------------------------------------------------------------
Todd N. Tkachuk                 Officer and Director                $  78,000.00
Clifford B. Young               Officer and Director                $  60,750.00
Officers and Directors as                                           $ 148,750.00
a Group (2 persons)

     Clifford B. Young became an officer and director of the Company in July 2001, and served in both capacities for nine months. Mr. Young was terminated as an officer by the Board of Directors on March 29, 2002. The termination resulted from a pattern of willful misconduct and breach of the duty of loyalty on the part of Mr. Young. Mr. Young resigned as a director on June 17, 2002. On June 18, 2002, the Company filed a Current Report on Form 8-K announcing Mr. Young's resignation.

 (b) Mr. Tkachuk does not have an employment agreement with the company. He serves in his capacity as President, Secretary and Chief Financial Officer pursuant to his election to those positions by the board of directors.

ITEM 5.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
          SECURITYHOLDERS
          (FORM 1-A  MODEL B  ITEM 10)

(a)  Voting Securities

NAME AND ADDRESS                                   NUMBER OF       PERCENTAGE OF
OF OWNER                        TITLE OF CLASS     SHARES OWNED    CLASS(1)
--------------------------------------------------------------------------------

Todd N. Tkachuk                 Common Stock          516,269        2.6%
3845 Atherton Road, Suite #9
Rocklin, CA 95765

Barry Gibbons                   Common Stock        1,220,000        6.3%
6665 S. W. 69th Lane
Miami, FL 33143

Roman Kujath                    Common Stock          613,297        3.1%
8926 119th Street
Edmonton, Alberta
Canada T6G 1W9

David Lyman                     Common Stock          149,480        0.8%
2789 Hospital Road
Saginaw, MI  48603

John Phillips                   Common Stock          350,000        1.8%
5210 Village Parkway
Rogers, AR  72758

All Officers and Directors      Common Stock        2,849,046       14.6%
As a Group (5 persons)

----------------------------
     (1)  Percentage based on 19,516,695 shares of Common Stock outstanding.

(b) No other person holds or shares the power to vote the securities described below.

(c)  The Company currently has no non-voting securities outstanding.

(d)  Options, Warrants and Rights

                        SECURITIES CALLED FOR BY            EXERCISE                  EXERCISE
NAME OF HOLDER          OPTIONS, WARRANTS AND RIGHTS        PRICE                     DATE
--------------------------------------------------------------------------------------------------
Todd N. Tkachuk         866,000 Shares of Common Stock      $0.05 (720,000 shares)    fully vested
                                                                                      in June 2003
                                                            $0.70 (96,000 shares)     fully vested
                                                            $0.80 (50,000 shares)     fully vested

Barry Gibbons           120,000 Shares of Common Stock      $0.05 (120,000 shares)    fully vested
                                                                                      in March 2003

Roman Kujath            241,429 Shares of Common Stock      $0.05 (120,000 shares)    fully vested
                                                                                      in June 2003
                                                            $0.70 (31,429 shares)     fully vested
                                                            $0.80 (20,000 shares)     fully vested
                                                            $1.00 (70,000 shares)     fully vested

David Lyman             240,000 Shares of Common Stock      $0.20 (240,000 shares)    fully vested
                                                                                      in July 2003



John Phillips           380,000 Shares of Common Stock      $0.40 (180,000 shares)    fully vested
                                                                                      in April 2004
                                                            $0.40 (200,000 shares)    fully vested
                                                                                      in Dec. 2004

All Officers and Dirs.  1,847,429 Shares of Common Stock    $0.05 (960,000 shares)
As a Group (5 persons)                                      $0.20 (240,000 shares)
                                                            $0.40 (380,000 shares)
                                                            $0.70 (127,429 shares)
                                                            $0.80 ( 70,000 shares)
                                                            $1.00 ( 70,000 shares)

(e)  The Company has no parents.


ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (FORM 1-A MODEL B ITEM 11)

     The Company has engaged the services of Marathon Global, an Arkansas corporation, to represent the Company in selling its 100% organic coffee to the mass-market retail sector. Mr. Phillips, Chairman of the Board of Directors, is the owner of Marathon Global. The agreement expires December 31, 2004.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A)  MARKET INFORMATION

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

                                  Sales Price (1)(2)
                                  ------------------
                                   High       Low
                                   ----       ---

         2000
     Second Quarter                1.75       0.25
     Third Quarter                 0.51       0.2188
     Fourth Quarter                0.25       0.065

         2001
     First Quarter                 0.1563     0.0625
     Second Quarter                0.14       0.03
     Third Quarter                 0.85       0.04
     Fourth Quarter                1.38       0.38

         2002
     First Quarter                 0.755      0.51

     (1) The source for data used in this chart is an OTC Quote Summary Report provided by NASDAQ Trading and Marketing Services.

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

     Recent changes to the rules of the NASD require that companies trading on the OTC Bulletin Board, such as the Company, must be reporting issuers under
Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board ("OTC Eligibility Rule"). If the Company fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company's securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in the secondary market.

(B)  HOLDERS

     There are approximately 460 holders of the Company's common stock, which is the only class of stock currently outstanding.

(C)  DIVIDENDS

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

(D)  EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities to   Weighted average
                                    be issued upon exercise   exercise price of      Number of securities
                                    of outstanding options,   outstanding options,   remaining available
Plan Category                       warrants and rights       warrants and rights    for future issuance
---------------------------------   -----------------------   --------------------   --------------------
Equity compensation plans
approved by security holders                  215,429                 $0.76                358,500

Equity compensation plans not
approved by security holders                4,405,907                 $0.47                    -0-

Total                                       4,621,336                 $0.48                358,500

     The Company's two stock option plans were adopted with the approval of the shareholders. Equity securities of the Company which have been authorized for issuance without the approval of security holders are pursuant only to individual compensation arrangements. These arrangements are comprised of consulting agreements, broker warrants and other warrants in connection with private offerings of the Company's securities, and various non-plan option agreements.

ITEM 2.   LEGAL PROCEEDINGS

     On May 8, 2002, the Company filed an action in the United States District Court, Eastern District of California, against its former CEO, Clifford Brent Young, and others. Peabodys Coffee Inc. v. Young et al., No. S-02-994 LLK PAN ("Peabodys v. Young"). The complaint sought declaratory and injunctive relief precluding the defendants from transferring in violation of the federal securities laws unregistered stock originally issued to Mr. Young. The complaint also alleged that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. The complaint further sought Mr. Young's removal as a director of the Company.

     On May 29, 2002, the Company moved for a temporary restraining order precluding any stock transfers and (as to Mr. Young and the former employee) from competition at certain sites that are the subject of a non-compete agreement between the Company and Mr. Young. Immediately prior to the May 30, 2002 hearing on that motion, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him (although he did not list the action in his bankruptcy petition). The Court denied the remainder of the motion. Subsequently, on June 17, 2002, Mr. Young resigned as a director of the Company.

     The Company also challenged the client's legal right to cancel the contracts. On June 25, 2002, the Company settled the potential dispute with the client and the former employee. The settlement provides that the client will pay the Company in exchange for being allowed to cancel the contracts; that the claims against the former employee in Peabodys v. Young will be dismissed with prejudice; and for other consideration. The Company also has agreed or proposed agreement with most of the other defendants who hold the unregistered stock, that the claims against them will be dismissed without prejudice, in exchange for agreement on the part of these persons not to transfer the stock before the date such transfers may be made under the federal securities laws. The Company is assessing its options as to its claims against Mr. Young in light of his bankruptcy filing.


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

                              PEABODYS COFFEE, INC.
                             (A NEVADA CORPORATION)


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                                   YEARS ENDED
                             MARCH 31, 2002 AND 2001

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT...................................................1

FINANCIAL STATEMENTS

         Balance Sheets........................................................2

         Statements of Loss....................................................3

         Statements of Stockholders' Deficit...................................4

         Statements of Cash Flows..............................................5

         Notes to Financial Statements......................................6-19

                                                                       NICHOLSON
                                                                         & OLSON
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                   729 Sunrise Avenue, Suite 303
                                                     Roseville, California 95661
                                                                  (916) 786-7997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and
Shareholders of Peabodys Coffee, Inc.


We have audited the accompanying balance sheets of Peabodys Coffee, Inc. (a Nevada corporation) as of March 31, 2002 and 2001, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peabodys Coffee, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Nicholson & Olson
Certified Public Accountants
Roseville, California
July 14, 2002

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

ASSETS                                                           2002             2001
                                                         ------------     ------------
Current Assets
   Cash                                                  $      7,307     $      8,358
   Other receivables                                           20,330           21,505
   Inventories                                                 63,238           50,383
   Prepaid expenses                                            45,536           84,133
                                                         ------------     ------------
         Total Current Assets                                 136,411          164,379

Property and equipment (net)                                  415,610          421,414
Deposits and other assets                                     142,767          102,376
                                                         ------------     ------------
         Total Assets                                    $    694,788     $    688,169
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                        $     48,495     $     48,558
   Accounts payable                                           412,072          420,081
   Accrued expenses                                           279,720          310,544
   Other current liabilities                                       --           52,000
   Short-term borrowings                                           --           14,820
   Current portion of long-term debt                            6,491               --
   Bridge note financing                                       35,000           40,000
                                                         ------------     ------------
         Total Current Liabilities                            781,778          886,003
                                                         ------------     ------------

Long-term debt, net of current portion                         33,509               --
                                                         ------------     ------------
         Total Liabilities                                    815,287          886,003

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 19,048,524 and 14,120,217,
   $.001 par value                                             19,049           14,120

   Paid-in capital                                          4,946,129        4,261,758
   Accumulated deficit                                     (5,085,677)      (4,473,712)
                                                         ------------     ------------
         Total Stockholders' Deficit                         (120,499)        (197,834)
                                                         ------------     ------------

         Total Liabilities and Stockholders' Deficit     $    694,788     $    688,169
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                               STATEMENTS OF LOSS
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                          2002             2001
                                                  ------------     ------------

Sales                                             $  3,059,676     $  2,141,946

Cost of Sales                                        1,149,629          876,738
                                                  ------------     ------------

         Gross Profit                                1,910,047        1,265,208

Operating Expenses
   Employee compensation and benefits                1,445,385        1,102,508
   General and administrative expenses                 303,688          256,717
   Occupancy                                           341,657          276,382
   Director and professional fees                      316,651          372,662
   Depreciation and amortization                       131,964          126,959
   Loss on disposal of property and equipment               --           34,481
   Other operating expenses                              3,104           18,378
                                                  ------------     ------------
         Total Operating Expenses                    2,542,449        2,188,087
                                                  ------------     ------------

         Operating Loss                               (632,402)        (922,879)

Other income                                            24,000           32,000
Interest and other expense                             (58,230)         (18,877)
                                                  ------------     ------------

   Net loss before extraordinary item                 (666,632)        (909,756)
   Extraordinary item - forgiveness of debt             54,667           88,380
                                                  ------------     ------------

         Net Loss                                 $   (611,965)    $   (821,376)
                                                  ============     ============

Earnings Per Common Share:
   Net loss before extraordinary item             $      (0.04)    $      (0.09)
   Extraordinary item                                      .00              .01
                                                  ------------     ------------
   Net loss                                       $      (0.04)    $      (0.08)
                                                  ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                      Common Stock             Additional                          Total
                              ----------------------------      Paid-in        Accumulated      Stockholders'
                                 Shares          Amount         Capital          Deficit          Deficit
                              ------------    ------------    ------------     ------------     ------------
Balance at March 31, 2000        8,059,304    $      8,059    $  3,244,942     $ (3,652,336)    $   (399,335)

Conversion of convertible
   debt into common stock           20,000              20          19,980               --           20,000
Exercise of warrants and
   stock options                   339,525             339          70,523               --           70,862
Stock issued under
   settlement agreements         1,243,055           1,244         238,264               --          239,508
Sale of common stock             3,288,333           3,288         350,219               --          353,507
Stock issued under service
   agreements                      670,000             670         313,330               --          314,000
Stock issued under
   non-compete agreement           500,000             500          24,500               --           25,000
Net Loss                                --              --              --         (821,376)        (821,376)
                              ------------    ------------    ------------     ------------     ------------

Balance at March 31, 2001       14,120,217          14,120       4,261,758       (4,473,712)        (197,834)

Conversion of convertible
   debt into common stock           12,500              13           4,987               --            5,000
Exercise of warrants and
   stock options                   354,807             355            (355)              --               --
Stock issued under
   settlement agreements             6,000               6           2,394               --            2,400
Sale of common stock             2,440,000           2,440         532,710               --          535,150
Stock issued under service
   agreements                    1,875,000           1,875         126,875               --          128,750
Stock issued under asset
   purchase agreements             240,000             240          17,760               --           18,000
Net Loss                                --              --              --         (611,965)        (611,965)
                              ------------    ------------    ------------     ------------     ------------

Balance at March 31, 2002       19,048,524    $     19,049    $  4,946,129     $ (5,085,677)    $   (120,499)
                              ============    ============    ============     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                                 2002             2001
                                                         ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $   (611,965)    $   (821,376)
Adjustments to reconcile net loss to net cash
applied to operating activities:
   Depreciation and amortization                              131,964          126,959
   Gain on extraordinary item - forgiveness of debt           (54,667)         (88,380)
   Loss on disposal of property and equipment                      --           34,481
   Other income from reduction of obligation to issue
   shares of common stock                                     (24,000)         (32,000)
Changes in operating assets and liabilities:
   Receivables                                                  1,175            6,361
   Inventories                                                (12,855)          (9,935)
   Prepaid expenses                                           144,016          233,278
   Cash overdraft                                                 (63)          48,558
   Accounts payable                                            75,002           38,931
   Accrued expenses                                           (29,573)         128,985
                                                         ------------     ------------
         Net cash applied to operating activities            (380,966)        (334,138)
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale and transfer of equipment                      8,745           22,500
Additions to property and equipment                          (155,156)         (68,100)
Changes to deposits and other assets                          (34,004)          (9,894)
                                                         ------------     ------------
         Net cash applied to investing activities            (180,415)         (55,494)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term borrowings                 40,000               --
Proceeds from issuance of short-term borrowings                    --          225,200
Principal reductions of short-term borrowings                 (14,820)        (115,000)
Net proceeds from sale of stock                               535,150          285,532
Payments on capital lease obligations                              --           (1,113)
                                                         ------------     ------------
         Net cash provided by financing activities            560,330          394,619
                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,051)           4,987

CASH AND CASH EQUIVALENTS
Beginning of year                                               8,358            3,371
                                                         ------------     ------------
End of year                                              $      7,307     $      8,358
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note 1     -    Significant Accounting Policies

Note 2     -    Related Party Transactions

Note 3     -    Going Concern

Note 4     -    Inventories

Note 5     -    Acquisitions

Note 6     -    Property and Equipment, and Intangible Assets

Note 7     -    Accounts Payable

Note 8     -    Accrued Expenses

Note 9     -    Short-Term Borrowings

Note 10    -    Lease Obligations

Note 11    -    Long-Term Debt

Note 12    -    Income Taxes

Note 13    -    Bridge Note Financing

Note 14    -    Stock Options and Warrants

Note 15    -    Earnings Per Common Share

Note 16    -    Supplemental Disclosures to Statement of Cash Flows

Note 17    -    Forgiveness of Debt

Note 18    -    Risks and Uncertainties

Note 19    -    Concentrations

Note 20    -    Commitments and Contingencies

Note 21    -    Subsequent Events

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives will be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred. No impairment of the net goodwill value has occurred during the years ended March 31, 2002 and 2001.

Non-compete agreements and other intangible assets with determinable lives, if any, are amortized on a straight-line basis over the term of the agreement or estimated useful life.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications
-----------------
Certain amounts from the March 31, 2001 financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2002 and 2001, the following stock option and warrant transactions occurred with members of the Company's board of directors:

                                                         2002          2001
                                                   ----------    ----------
     Options and warrants granted,
          prices from $.05 to $.20 per share        2,160,000           -0-

     Options and warrants expired                         -0-           -0-

     Options and warrants exercised,
          price $.04 per share                            -0-       112,500

     Options and warrants cancelled,
          price $.05 per share                        720,000           -0-

     Options and warrants held at year-end,
          prices from $.05 to $.80 per share        1,707,429       267,429

At March 31, 2002 and 2001, amounts due to and due from related parties consisted of the following:

                                                         2002          2001
                                                   ----------    ----------
     Receivables from related parties              $   10,188    $   13,285
                                                   ==========    ==========

     Payables to related parties                   $   22,285    $   25,176
                                                   ==========    ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

Related parties provided management and other services to the Company on various business issues. Fees incurred for such services during the years ended March 31, 2002 and 2001 amounted to $-0- and $24,000, respectively.

Purchases from a related party supplier for the years ended March 31, 2002 and 2001 totaled $43,934 and $-0- for equipment, and $128,762 and $18,891 for coffee and related products, respectively.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $645,367 and $120,499, respectively, as of March 31, 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon several factors. These factors include its ability to: generate sufficient cash flows to meet its obligations on a timely basis; obtain acceptance of payment terms for certain payables to key vendors; obtain additional financing or refinancing as may be required; aggressively control costs, and; achieve profitability and positive cash flows.

Management plans to address these challenges by building on the successful launch of its organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand achieved significant awareness at its introduction in May 2002 at the FMI supermarket convention in Chicago. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. Management believes that entry to this new market sector will expose the Company to different and potentially more fertile financing opportunities - such as project-based non-dilutive debt financing secured by purchase order or accounts receivable notes. Management believes this is a crucial new opportunity for the Company given the continuing uncertainty of conventional equity markets.

Management also believes its strategic alliance with Marathon Global will facilitate rapid market penetration by providing a level of credibility and negotiating strength otherwise unavailable to the Company. Management further believes its engagement of Ark of Commerce will lead to increased investor awareness and significant new sources of financing. Management further believes that the Company's gradual transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 4 - INVENTORIES

At March 31, 2002 and 2001, inventories were comprised of the following:

                                                         2002          2001
                                                   ----------    ----------
     Coffee                                        $   17,330    $   11,895
     Other merchandise held for sale                   33,722        22,631
     Packaging and other supplies                      12,186        15,857
                                                   ----------    ----------
                                                   $   63,238    $   50,383
                                                   ==========    ==========

NOTE 5 - ACQUISITIONS

During the year ended March 31, 2001, the Company purchased certain assets of a coffee roasting company in Van Nuys, California, in exchange for the promise to issue up to 320,000 shares of common stock at $0.20 per share. Terms of the agreement specify that the actual number of shares to be issued is reduced each month until the seller obtains the release of certain liens from the assets. During the year ended March 31, 2002, the seller obtained the required release of the liens, resulting in the issuance of 40,000 shares. There is no further obligation to issue additional shares.

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

Effective December 12, 2000, the Company transferred possession of the above roasting equipment for $20,000 to an unrelated party. The book value of the equipment was adjusted at September 30, 2000 to its net realizable value. During the year ended March 31, 2002, clear title to the equipment was obtained and the sale of the equipment was finalized.

NOTE 6 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At March 31, 2002 and 2001, property and equipment were comprised of the following:

                                                         2002          2001
                                                   ----------    ----------
     Kiosk carts                                   $  281,983    $  276,133
     Kiosk equipment                                  293,415       263,345
     Equipment and furniture                          232,482       245,443
     Signage                                           50,613        48,598
     Site improvements                                127,434        81,266
                                                   ----------    ---------
                                                      985,927       914,785
     Less: accumulated depreciation                  (570,317)     (493,371)
                                                   ----------    ----------
                                                   $  415,610    $  421,414
                                                   ==========    ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 6 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS (CONTINUED)

Included in other assets at March 31, 2002 and 2001, were intangible assets comprised of the following:

                                                         2002          2001
                                                   ----------    ----------
     Goodwill                                      $   40,930    $   40,930
     Non competition agreement                         25,000        25,000
     Trade name                                        22,673         9,595
     Kiosk design                                       1,170         1,170
     Other identifiable intangibles                    14,600        14,600
                                                   ----------    ----------
                                                      104,373        91,295
     Less: accumulated amortization                   (30,636)      (13,692)
                                                   ----------    ----------
                                                   $   73,737    $   77,603
                                                   ==========    ==========

The Company recognized depreciation and amortization expense for the years ended March 31, 2002 and 2001 as follows:

                                                         2002          2001
                                                   ----------    ----------
     Depreciation                                  $  115,020    $  118,312
     Amortization                                      16,944         8,647
                                                   ----------    ----------
                                                   $  131,964    $  126,959
                                                   ==========    ==========

NOTE 7 - ACCOUNTS PAYABLE

At March 31, 2002 and 2001, approximately 39% and 63% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

NOTE 8 - ACCRUED EXPENSES

At March 31, 2002 and 2001, accrued expenses were comprised of the following:

                                                         2002          2001
                                                   ----------    ----------
     Accrued interest                              $   32,272    $   29,320
     Accrued wages                                     47,393        49,739
     Estimated use tax                                 32,008        29,959
     Accrued payroll taxes                            162,397       197,231
     Other                                              5,650         4,295
                                                   ----------    ----------
                                                   $  279,720    $  310,544
                                                   ==========    ==========

The Company has accrued past due payroll tax obligations to the Internal Revenue Service and the State of California. As of March 31, 2002 and 2001, the total amounts past due were $134,827 and $178,303, respectively. As of March 31, 2002, the past due payroll tax obligations to the State of California have been fully satisfied. The Company continues to work with the Internal Revenue Service and has made timely payroll tax deposits since July 2001. Subsequent to March 31, 2002, the Company has paid an additional $38,000 towards the past due obligation to the Internal Revenue Service.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 9 - SHORT-TERM BORROWINGS

During the year ended March 31, 2002 and 2001, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $-0- and $14,820 as of March 31, 2002 and 2001, respectively.

NOTE 10 - LEASE OBLIGATIONS

The Company leases office space under an operating lease expiring October 31, 2002, with an option to renew for one additional year. Rental expense under this lease agreement amounted to $32,086 and $32,901 for the years ending March 31, 2002 and 2001, respectively.

During the year ended March 31, 2002, the Company entered a long-term lease for store space under an operating lease expiring January 31, 2008, with an option to renew for an additional five years. Rental expense under this lease agreement amounted to $16,750 for the year ended March 31, 2002.

Future minimum rental payments under these operating leases are as follows:

         Year ended March 31                           Amount
         -------------------                        ---------
                  2003                              $  58,749
                  2004                                 54,752
                  2005                                 57,488
                  2006                                 60,366
                  2007                                 63,380
                  Thereafter                           55,000
                                                    ---------
                                                    $ 349,735
                                                    =========

NOTE 11 - LONG-TERM DEBT

At March 31, 2002, the Company has available a $300,000, unsecured line of credit with a related party. Each advance against this line of credit is evidenced by an interest bearing note. For each note, the Company is obligated to issue a warrant to purchase one share of common stock for each dollar borrowed, at an exercise price of $ 0.40 per share. The outstanding balance at March 31, 2002 is summarized as follows.

                                                         2002          2001
                                                   ----------    ----------
     10% note, unsecured, payable in monthly
     installments of $849.88 including interest,
     due 03/31/07                                  $   40,000    $     -0-

     Less current portion                              (6,491)         -0-
                                                   ----------    ----------
                                                   $   33,509    $     -0-
                                                   ==========    ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 11 - LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt over the next five years are as follows:

     Year ended March 31                               Amount
     -------------------                            ---------
              2003                                  $   6,491
              2004                                      7,170
              2005                                      7,921
              2006                                      8,751
              2007                                      9,667
                                                    ---------
                                                    $  40,000

NOTE 12 - INCOME TAXES

The Company has recorded a valuation allowance as an offset to the income tax benefits of its net operating losses for the years ended March 31, 2002 and 2001. This allowance is due to the uncertainty of realizing the necessary income to utilize the loss carry forwards.

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

The Company's net operating loss carryovers and related expiration dates are as follows:

                        Expires                                Expires
         Federal       Tax Year              California        Tax Year
         -------       --------              ----------        --------
     $    480,000          2008             $       -0-        Expired
        1,014,000          2009                     -0-        Expired
        1,034,000          2010                     -0-        Expired
          935,000          2017                  96,000           2002
          635,000          2018                 317,000           2003
          585,000          2019                 322,000           2004
          350,000          2021                 193,000           2006
     ------------                           -----------
     $  5,033,000                           $   928,000
     ============                           ===========

The details of deferred tax assets and liabilities are as follows:

                                                         2002          2001
                                                   ----------    ----------
     Deferred tax liabilities                      $      -0-    $      -0-
     Deferred tax assets                            1,340,000     1,290,000
     Valuation allowance                           (1,340,000)   (1,290,000)
                                                   ----------    ----------
     Net deferred tax asset                        $      -0-    $      -0-
                                                   ==========    ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 13 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of March 31, 2002 and 2001, there were $35,000 and $40,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and was obligated to repay the principal balance in full on December 31, 1998. As of March 31, 2002 and 2001, the Company has accrued $32,132 and $29,376 of interest payable on these notes, respectively. As of March 31, 2002, the Company has not received any notice of default relating to the notes.

NOTE 14 - STOCK OPTIONS AND WARRANTS

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

Under the 1995 Plan, options to purchase 70,000 shares of common stock, at an exercise price of $0.80 per share, were outstanding as of March 31, 2002 and 2001.

Under the 1999 Plan, options to purchase 145,429 and 163,429 shares of common stock, at an exercise price ranging from $0.70 to $1.00 per share, were outstanding as of March 31, 2002 and 2001, respectively

Non plan options to purchase 3,046,000 and 450,000 shares of common stock were outstanding as of March 31, 2002 and 2001, respectively, at an exercise price ranging from $0.05 to $2.00 per share.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion 25 and related interpretations. Accordingly, no compensation expense has been recognized in the financial statements.

SFAS 123 requires the disclosure of pro forma net income/loss and net income/loss per share as if the Company adopted the fair value method of accounting for stock-based awards. Had compensation costs for the Company's stock-based compensation plans been accounted for using the fair value method at the grant dates using the Black-Scholes model, the Company's net loss and net loss per share would not have changed for the years ending March 31, 2002 and 2001.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company's employee stock option plans as of March 31, 2002 and 2001 is presented below:

     Number of Options:                                  2002          2001
     -----------------                             ----------    ----------
     Outstanding at beginning of year                 683,429       920,929
     Granted                                        3,396,000       495,000
     Exercised                                        (70,000)     (312,275)
     Canceled                                        (720,000)      (68,000)
     Forfeited                                        (28,000)     (352,225)
                                                   ----------    ----------
     Outstanding at end of year                     3,261,429       683,429
                                                   ==========    ==========

     Exercisable                                    2,116,279       665,429
                                                   ==========    ==========

The number of options outstanding, and the exercise prices as of March 31, 2002 and 2001 are as follows:

     Exercise Price                                      2002          2001
     --------------                                ----------    ----------
       $ 0.05                                       1,626,000           -0-
       $ 0.20                                         320,000       150,000
       $ 0.25                                         200,000           -0-
       $ 0.35                                         200,000           -0-
       $ 0.40                                         200,000           -0-
       $ 0.50                                         200,000           -0-
       $ 0.70                                         127,429       127,429
       $ 0.80                                          70,000        70,000
       $ 1.00                                         118,000       136,000
       $ 1.50                                         100,000       100,000
        $2.00                                         100,000       100,000
                                                   ----------    ----------
                                                    3,261,429       683,429
                                                   ==========    ==========

A summary of the status of the Company's warrants as of March 31, 2002 and 2001 is presented below:

     Number of Warrants:                                 2002          2001
     ------------------                            ----------    ----------
     Outstanding and exercisable at
       beginning of year                            1,428,638     1,136,823
     Granted                                          240,000       359,315
     Exercised                                       (308,731)      (27,250)
     Canceled                                             -0-           -0-
     Forfeited                                            -0-       (40,250)
                                                   ----------    ----------
     Outstanding and exercisable at end of year     1,359,907     1,428,638
                                                   ==========    ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The number of warrants outstanding, and the exercise prices as of March 31, 2002 and 2001 are as follows:

     Exercise Price                                      2002          2001
     --------------                                ----------    ----------
       $ 0.10                                         150,000       150,000
       $ 0.35                                         100,000       100,000
       $ 0.40                                          40,000           -0-
       $ 0.50                                         200,000           -0-
       $ 0.70                                         332,500       641,231
       $ 1.00                                         337,407       337,407
       $ 2.00                                         100,000       100,000
        $2.50                                         100,000       100,000
                                                   ----------    ----------
                                                    1,359,907     1,428,638
                                                   ==========    ==========

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended March 31, 2002 and 2001, were approximately 17,195,799 and 10,005,796, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the years ended March 31, 2002 and 2001, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants are anti-dilutive and therefore not included.

NOTE 16 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the years ended March 31, 2002 and 2001 are as follows:

                                                            2002          2001
                                                      ----------    ----------
     Issuance of common stock in exchange for
        services provided                             $  128,750    $  314,000

     Trade payables and accrued expenses forgiven         54,667        88,380

     Conversion of obligations on trade payables,
        accrued expenses, other liabilities, and
        bridge notes into shares of common stock          15,400       398,346

     Sale of equipment in exchange for obligations
          on trade payables and other liabilities         47,195           -0-

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 16 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS (CONTINUED)

                                                            2002          2001
                                                      ----------    ----------
     Issuance of common stock in exchange for
        property and equipment                            10,000           -0-

     Acquisition of inventory and equipment financed
        with an obligation to issue common stock             -0-        64,000

     Reduction of obligation to issue shares of
        common stock                                      24,000        32,000

     Issuance of common stock in exchange for a
          non-compete agreement                              -0-        25,000

NOTE 17 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $54,667 and $88,380 for the years ending March 31, 2002 and 2001, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to forgiveness of debt are explained in the following paragraphs.

On December 31, 2001, a current vendor of the Company agreed to forgive $35,026 of trade payables.

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

NOTE 18 - RISKS AND UNCERTAINTIES

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 19 - CONCENTRATIONS

The Company purchases 100% of its coffee bean inventory from one supplier. The Company believes the supplier's current roasting capacity may not be sufficient to meet its needs for the foreseeable future. In the event such relationship terminates or the supplier's capacity is insufficient, the Company believes that numerous other suppliers can fulfill the Company's inventory requirements.

The Company's kiosks are located throughout California. The Company has twelve contracts among these locations, with four major clients. The Company's four major clients represent 60% and 63% of its gross revenues, with the largest client in each year representing 24% and 23% for the years ended March 31, 2002 and 2001, respectively.

As of March 31, 2002 and 2001, the Company's officers and directors own approximately 13% and 15%, respectively, of the outstanding shares of common stock. The Company's dividend policy, as well as other major decisions such as wages, acquisitions and financing by the Company will be significantly influenced and controlled by such officers and directors.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

On May 8, 2002, the Company initiated legal action against its former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. The ultimate ability of the Company to pursue relief against Mr. Young remains to be determined, and there can be no assurance that the Company will be successful in pursuing its claims in that forum. The Company has settled its claims against the former employee.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at March 31, 2002 and 2001.

NOTE 21 - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company has drawn an additional $244,000 against its line of credit, under the same terms discussed in Note 11. The borrowings accrue interest at 10% per annum, payable in monthly installments over five years. In addition, 244,000 warrants to purchase common stock at $
0.40 per share are issuable in conjunction with these borrowings.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE 21 - SUBSEQUENT EVENTS (CONTINUED)

On June 25, 2002, a dispute was settled between the Company and a client. The dispute arose as to the client's legal right to cancel contracts for two kiosk sites. Pursuant to the settlement, the client has paid the Company and the contracts have been cancelled. For the year ended March 31, 2002, these sites accounted for 24% of the Company's revenues and reduced the Company's net operating loss by approximately $184,000.

On June 26, 2002, the Company received correspondence from the trustee of the bankruptcy estate of a former vendor requesting payment on a $250,000 obligation the Company believes was settled in 1999. The Company disputes the trustee's claim and intends to clarify and resolve the matter as soon as practicable. No accrual has been recorded pending the outcome of this dispute.

                                    PART III

ITEM 1.        INDEX TO EXHIBITS

Exhibit No.    Description

2.1*           Articles of Incorporation of Kimberley Mines, Inc.

2.2*           Certificate of Amendment of Articles of Incorporation (Mine-A-Max
               Corp.)

2.3*           Certificate of Amendment of Articles of  Incorporation  (Peabodys
               Coffee, Inc.)

2.4*           Amended and Restated Bylaws of Peabodys Coffee, Inc.

2.5            Amendment No. 1 to Bylaws

3.1*           Peabodys Coffee, Inc. 1995 Stock Option Plan

3.2*           Peabodys Coffee, Inc. 1999 Stock Option Plan

6.1*           Executive Services Agreement with Barry J. Gibbons

6.2**          Asset Purchase Agreement with Arrosto Coffee Company, LLC

6.3***         Amendment No. 1--Arrosto Asset Purchase Agreement

6.4***         Amendment No. 2--Arrosto Asset Purchase Agreement

6.5            Manufacturers Representative Agreement.

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: _____________/S/________________
                                            Todd Tkachuk, President

                                        Date: July 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


________/S/_______________     President, Chief Financial         July 15, 2002
Todd N. Tkachuk                Officer, and Director (Principal
                               Executive Officer and Principal
                               Financial Officer)

________/S/_______________     Director                           July 15, 2002
Roman Kujath



________/S/________________    Director                           July 15, 2002
Barry Gibbons



________/S/________________    Director                           July 15, 2002
David Lyman



________/S/________________    Director                           July 15, 2002
John Phillips