Form 10QSB
period 2002-06-30
PEABODYS COFFEE INC/NV
filed 2002-08-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,516,695 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

                                TABLE OF CONTENTS

Part I  - Financial Information

          Item 1  Financial Statements                                         3

          Item 2  Management's Discussion and Analysis or Plan of Operation   15


Part II - Other Information

          Item 1  Legal Proceedings                                           19

          Item 2  Changes in Securities                                       19

          Item 3  Defaults Upon Senior Securities                             20

          Item 4  Submission of Matters to a Vote of Security Holders         20

          Item 5  Other Information                                           20

          Item 6  Exhibits and Reports on Form 8-K                            20

          Signatures                                                          22

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

                                                                   2002             2001
                                                           ------------     ------------
ASSETS

Current Assets
   Cash                                                    $      6,211     $      6,818
   Other receivables                                             49,186           23,183
   Inventories                                                   61,048           56,526
   Prepaid expenses                                              60,654          136,311
                                                           ------------     ------------
           Total Current Assets                                 177,099          222,838

Property and equipment (net)                                    391,378          419,680
Deposits and other assets                                       237,465          104,779
                                                           ------------     ------------

           Total Assets                                    $    805,942     $    747,297
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                          $     39,520     $     62,446
   Accounts payable                                             592,214          429,238
   Accrued expenses                                             244,236          365,862
   Liability for acquisition of inventory and equipment              --            8,000
   Other current liabilities                                         --           20,000
   Short-term borrowings                                         10,000           14,820
   Current portion of long-term debt                             46,673               --
   Bridge note financing                                         35,000           40,000
                                                           ------------     ------------
           Total Current Liabilities                            967,643          940,366
                                                           ------------     ------------

Long-term debt, net of current portion                          231,710               --
                                                           ------------     ------------
           Total Liabilities                                  1,199,353          940,366

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 19,516,695 and 15,320,217
   $.001 par value                                               19,517           15,320

   Paid-in capital                                            5,037,661        4,320,558
   Accumulated deficit                                       (5,450,589)      (4,528,947)
                                                           ------------     ------------

           Total Stockholders' Deficit                         (393,411)        (193,069)
                                                           ------------     ------------

           Total Liabilities and Stockholders' Deficit     $    805,942     $    747,297
                                                           ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                    UNAUDITED

                                                          2002             2001
                                                  ------------     ------------

Sales                                             $    799,797     $    703,516

Cost of Sales                                          328,949          274,342
                                                  ------------     ------------

   Gross Profit                                        470,848          429,174

Operating expenses
   Employee compensation and benefits                  388,299          310,935
   General and administrative expenses                  81,873           54,605
   Occupancy                                            88,743           81,237
   Director and professional fees                      116,640           35,173
   Depreciation and amortization                        31,895           28,755
   Other operating expenses                                 --               --
                                                  ------------     ------------
                                                       707,450          510,705
                                                  ------------     ------------

   Operating Loss                                     (236,602)         (81,531)

Other income                                             7,892           24,000
Legal expense - former president/CEO                  (130,000)              --
Interest and other expense                              (6,374)          (2,731)
                                                  ------------     ------------

   Net loss before extraordinary item                 (365,084)         (60,262)
   Extraordinary item - forgiveness of debt                172            5,027
                                                  ------------     ------------

   Net Loss                                           (364,912)         (55,235)

Accumulated Deficit, beginning of period            (5,085,677)      (4,473,712)
                                                  ------------     ------------

Accumulated Deficit, end of period                $ (5,450,589)    $ (4,528,947)
                                                  ============     ============

Earnings per common share:
   Net loss before extraordinary item             $      (0.02)    $      (0.00)
   Extraordinary item                                     0.00             0.00
                                                  ------------     ------------
   Net loss                                       $      (0.02)    $      (0.00)
                                                  ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                    UNAUDITED

                                                                             2002             2001
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             $   (364,912)    $    (55,235)
Adjustments to reconcile net loss to net cash
provided by (applied to) operating activities:
   Depreciation and amortization                                           31,895           28,755
   Debt settlements and forgiveness of debt                                (1,138)          (5,027)
   Loss on disposal of property and equipment                                  --               --
   Non-cash consulting fees                                                43,531           23,390
   Other income from reduction of obligation to issue
   shares of common stock                                                      --          (24,000)
Changes in operating assets and liabilities:
   Receivables                                                             18,241           (1,678)
   Inventories                                                              2,190           (6,143)
   Prepaid expenses                                                        (5,312)         (25,568)
   Cash overdraft                                                          (8,975)          13,888
   Accounts payable                                                       186,913           14,184
   Accrued expenses                                                       (35,484)          55,318
   Other current liabilities                                                   --               --
                                                                     ------------     ------------
           Net cash provided by (applied to) operating activities        (133,051)          17,884

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                       (57,253)         (17,021)
Changes to deposits and other assets                                      (71,175)          (2,403)
                                                                     ------------     ------------
   Net cash applied to investing activities                              (128,428)         (19,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                            12,000               --
Proceeds from issuance of notes payable                                   254,000               --
Repayments of short-term borrowings                                            --               --
Principal reductions of notes payable                                      (5,617)              --
                                                                     ------------     ------------
           Net cash provided by financing activities                      260,383               --

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                           (1,096)          (1,540)

CASH AND CASH EQUIVALENTS
Beginning of period                                                         7,307            8,358
                                                                     ------------     ------------
End of period                                                        $      6,211     $      6,818
                                                                     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note   1  -  Significant Accounting Policies

Note   2  -  Going Concern

Note   3  -  Inventories

Note   4  -  Acquisitions

Note   5  -  Property and Equipment, and Intangible Assets

Note   6  -  Accounts Payable

Note   7  -  Accrued Expenses

Note   8  -  Short-Term Borrowings

Note   9  -  Long-Term Debt

Note  10  -  Bridge Note Financing

Note  11  -  Earnings Per Common Share

Note  12  -  Supplemental Disclosures to Statement of Cash Flows

Note  13  -  Commitments and Contingencies

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 may not necessarily be indicative of the operating results for the entire fiscal year.

Incorporation by Reference
--------------------------
The following notes from the Company's audited financial statements for the years ended March 31, 2002 and 2001 included in the Annual Report of the Company on Form 10-KSB, filed with the Commission on July 15, 2002, are hereby incorporated by reference:

     Note 2 - Related Party Transactions
     Note 10 - Lease Obligations
     Note 12 - Income Taxes
     Note 14 - Stock Options and Warrants
     Note 18 - Risks and Uncertainties
     Note 19 - Concentrations

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives will be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred. No impairment of the net goodwill value has occurred during the three months ended June 30, 2002 and 2001.

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

Reclassifications
-----------------
Certain  amounts  from  the  June  30,  2001  financial   statements  have  been
reclassified to conform to the current year presentation.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $790,544 and $393,411, respectively, as of June 30, 2002.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 3 - INVENTORIES

At June 30, 2002 and 2001, inventories were comprised of the following:

                                             2002            2001
                                           ------          ------

     Coffee                              $ 19,240        $ 12,563
     Other food and beverage items         28,775          25,085
     Packaging and other supplies          13,033          18,878
                                         --------        --------
                                         $ 61,048        $ 56,526
                                         ========        ========

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

The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

     Inventory                     $ 11,662
     Roasting equipment              52,338
                                   --------
                                   $ 64,000

Effective December 12, 2000, the Company transferred possession of the above roasting equipment for $20,000 to an unrelated party. The book value of the equipment was adjusted at September 30, 2000 to its net realizable value. During the nine months ended December 31, 2001, clear title to the equipment was obtained and the sale of the equipment was finalized.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 5 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At June 30, 2002 and 2001, property and equipment were comprised of the following:

                                                       2002                2001
                                                     ------              ------

     Kiosk carts                                  $ 263,733           $ 280,204
     Kiosk equipment                                293,663             279,652
     Equipment and furniture                        263,430             249,027
     Signage                                         53,032              51,657
     Site improvements                              116,592              81,266
                                                   --------            --------
                                                    990,450             941,806
     Less: accumulated depreciation                (599,072)           (522,126)
                                                  ---------           ---------
                                                  $ 391,378           $ 419,680
                                                  =========           =========

Included in other assets at June 30, 2002 and 2001, were intangible assets comprised of the following:

                                                       2002                2001
                                                     ------              ------

     Goodwill                                     $  40,930           $  40,930
     Non competition agreement                       25,000              25,000
     Trade name                                      83,497               9,595
     Kiosk design                                     1,170               1,170
     Other identifiable intangibles                  14,600              16,942
                                                  ---------           ---------
                                                    165,197              93,637
     Less:  accumulated amortization                (33,776)            (13,692)
                                                  ---------           ---------
                                                  $ 131,421           $  79,945
                                                  =========           =========

The Company recognized depreciation and amortization expense for the three months ended June 30, 2002 and 2001 as follows:

                                                       2002                2001
                                                     ------              ------

     Depreciation                                 $  28,755           $  28,755
     Amortization                                     3,140                   -
                                                  ---------           ---------
                                                  $  31,895           $  28,755
                                                  =========           =========

NOTE 6 - ACCOUNTS PAYABLE

At June 30, 2002 and 2001, approximately 28% and 64% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 7 - ACCRUED EXPENSES

At June 30, 2002 and 2001, accrued expenses were comprised of the following:

                                                       2002                2001
                                                     ------              ------

     Accrued interest                             $  43,020           $  30,944
     Accrued wages                                   40,071              41,689
     Accrued sales and use tax                       32,008              29,959
     Accrued payroll taxes                          123,787             261,015
     Other                                            5,350               2,255
                                                  ---------           ---------
                                                  $ 244,236           $ 365,862
                                                  =========           =========

As of June 30, 2002, the Company has accrued past due payroll tax obligations to the Internal Revenue Service in the amount $101,447. As of June 30, 2001, the Company had accrued past due payroll tax obligations to the Internal Revenue Service and the State of California in the amount $244,863. As of March 31, 2002, the past due payroll tax obligations to the State of California have been fully satisfied.

NOTE 8 - SHORT-TERM BORROWINGS

During the three months ended June 30, 2002 and 2001, the Company borrowed funds to provide short-term working capital. Details of these loans are as follows:

                                                             2002          2001
                                                           ------        ------

     Unsecured loan, non-interest bearing, payable
     on demand                                                  -     $  14,820

     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2003       $  10,000             -

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 9 - LONG-TERM DEBT

The Company has available a $300,000, unsecured line of credit with a related party. Each advance against this line of credit is evidenced by an interest bearing note. For each note, the Company is obligated to issue a warrant to purchase one share of common stock for each dollar borrowed, at an exercise price of $ 0.40 per share. The outstanding balance at June 30, 2002 is summarized as follows.

                                                                    2002           2001
                                                                  ------         ------
     10% note, unsecured, payable in monthly installments
     of $849.88 including interest, due 03/31/07               $  38,438     $      -0-

     10% notes, unsecured, payable in monthly installments
     of $2,528.40 including interest, due 04/30/07               115,914            -0-

     10% notes, unsecured, payable in monthly installments
     of $1,593.53 including interest, due 05/30/07                74,031            -0-

     10% notes, unsecured, payable in monthly installments
     of $1,062.36 including interest, due 06/30/07                50,000            -0-

     Less current portion                                        (46,673)           -0-
                                                               ---------     ----------
                                                               $ 231,710     $      -0-
                                                               =========     ==========

Aggregate maturities of long-term debt over the next five years are as follows:

           Twelve months ended June 30               Amount
           ---------------------------             --------
                     2003                        $   46,673
                     2004                            51,560
                     2005                            56,958
                     2006                            62,923
                     2007                            60,269
                                                 ----------
                                                 $  278,383

NOTE 10 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of June 30, 2002 and 2001, there were $35,000 and $40,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of June 30, 2002 and 2001, the Company has accrued $33,650 and $30,944, respectively, of interest payable on these notes. As of June 30, 2002, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 11 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the three months ended June 30, 2002 and 2001, were 19,377,039 and 14,144,393, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the three months ended June 30, 2002 and 2001, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.


NOTE 12 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the three months ended June 30, 2002 and 2001 are as follows:

                                                              2002       2001
                                                            ------     ------

Issuance of common stock in exchange for
     services provided                                     $80,000    $50,000

Sale of equipment in exchange for receivable                52,730          -

Trade payables and accrued expenses forgiven                 6,771      5,027

Reduction of obligation to issue shares of common stock          -     24,000

Issuance of common stock in exchange for
     property and equipment                                      -     10,000

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 26, 2002, the Company received correspondence from the trustee of the bankruptcy estate of a former vendor requesting payment on a $250,000 obligation the Company believes was settled in 1999. The Company disputes the trustee's claim and intends to clarify and resolve the matter as soon as practicable. No accrual has been recorded pending the outcome of this dispute.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at June 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

     REVENUES

     Net revenues for the three months ended June 30, 2002 increased 13.7% to $799,797 from $703,516 for the same period in fiscal 2001. This was primarily due to the opening of new hospital locations and a retail cafe in Southern California. Retail sales accounted for 100% of revenues for both periods.

     COSTS AND EXPENSES

     Cost of sales for the three months ended June 30, 2002 increased 19.9% to $328,949 from $274,342 for the same period in fiscal 2001. As a percentage of net revenues, cost of sales increased to 41.1% for the three months ended June 30, 2002 from 39.0% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to lower margin products offered at the Company's retail cafe in Southern California.

     Employee compensation and benefits for the three months ended June 30, 2002 increased to $388,299 from $310,935 for the same period in fiscal 2001. As a percentage of net revenues, employee compensation and benefits increased to 49.0% for the three months ended June 30, 2002 from 44.2% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to increased workers compensation insurance rates.

     General and administrative expenses for the three months ended June 30, 2002 increased to $81,873 from $54,605 for the same period in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased to 10.2% for the three months ended June 30, 2002 from 7.8% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to training costs associated with the hiring of new employees.

     Occupancy costs for the three months ended June 30, 2002 increased to $88,743 from $81,237 for the same period in fiscal 2001. As a percentage of net revenues, occupancy costs decreased to 11.1% for the three months ended June 30, 2002 from 11.5% for the comparable period in fiscal 2001.

     Director and professional fees for the three months ended June 30, 2002 increased to $116,640 from $35,173 for the same period in fiscal 2001. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in penetrating new markets with its packaged consumer brand of Black Rhino Coffee(TM). In addition, the Company recognized the fees related to its annual audit for the year ended March 31, 2002 during the three months ended June 30, 2002. Comparable annual audit fees for the year ended March 31, 2001 were recognized during the three months ended September 30, 2001.

     Depreciation and amortization expense for the three months ended June 30, 2002 increased to $31,895 from $28,755 for the same period in fiscal 2000. As a percentage of net revenues, depreciation and amortization expense decreased to 4.0% for the three months ended June 30, 2002 from 4.1% for the comparable period in fiscal 2001.

     Operating losses for the three months ended June 30, 2002 increased to $236,602 from $81,531 the same period in fiscal 2001. As a percentage of net revenues, operating losses increased to 29.6% for the three months ended June 30, 2002 from 11.6% for the comparable period in fiscal 2001.

     Legal expense related to the Company's pending litigation against its former president/CEO amounted to $130,000 for the three months ended June 30, 2002. On May 8, 2002, the Company initiated legal action against its former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. The ultimate ability of the Company to pursue relief against Mr. Young remains to be determined, and there can be no assurance that the Company will be successful in pursuing its claims in that forum. The Company has settled its claims against the former employee.

     Net loss for the three months ended June 30, 2002 increased to $364,912 from $55,235 for the same period in fiscal 2001. As a percentage of net revenues, net losses increased to 45.6% for the three months ended June 30, 2002 from 7.9% for the comparable period in fiscal 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Despite the Company's "unit level" profitability, the Company has not been profitable. As the accompanying financial statements show, for the three months ended June 30, 2002, the Company had a net operating loss of $236,602, and an overall net loss of $364,912. At June 30, 2002, the Company has a working capital deficit of $790,544, and a shareholders' deficit of $393,411.

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

     Cash applied to investing activities for the three months ended June 30, 2002 consisted of capital additions to property and equipment of $57,253 and increases to deposits and other assets of $71,175. The capital additions were primarily related to costs associated with refurbishing existing kiosks. The increases to deposits and other assets were primarily costs associated with the development and launch of the Black Rhino Coffee(TM) brand.

     The Company had net cash provided from financing activities for the three months ended June 30, 2002 totaling $260,383. In January 2002, the Company secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. Cash from financing activities primarily consists of $254,000 from net long-term borrowings under the line of credit, and $12,000 net proceeds from the sale of Company stock. These amounts were primarily utilized in the day-to-day operations of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On April 3, 2002, the Company issued 120,000 shares to an individual upon the exercise of a stock option, which had been granted for services rendered as a director. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price was paid in cash. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On April 15, 2002, the Company issued 200,000 shares to an individual as compensation for services as a director. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

     On April 29, 2002, the Company issued 28,171 shares to an individual upon the exercise of an option, which had been granted for services rendered. The issuance was exempt from registration under Section 4(2) and Section 4(a)(11) of the Securities Act of 1933, as amended. The exercise was a "cashless" exercise under the terms of the warrant, with the exercise price being paid with shares of the Company's stock at its then-current market value. The individual to whom the shares were issued had a pre-existing relationship with the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

     On June 14, 2002, the Company issued 120,000 shares to an individual upon the exercise of a stock option, which had been granted for services rendered as a director. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The exercise price was paid in cash. The individual to whom the shares were issued had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

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

6.4***         Amendment No. 2--Arrosto Asset Purchase Agreement
99.1           Certification  Pursuant  to 18  U.S.C.  Section  1350 As  Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     (b)  Reports on Form 8-K.
          -------------------

     The Company filed one report on Form 8-K during the reporting period, dated June 17, 2002. The Form 8-K was filed to report the resignation of one of the Company's directors, Clifford Brent Young.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: ___________/S/___________
                                            Todd Tkachuk, President
                                            Date:  August 14, 2002