Form 10QSB
period 2002-09-30
PEABODYS COFFEE INC/NV
filed 2002-11-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,567,120 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1    Financial Statements                                            3

     Item 2    Management's Discussion and Analysis or Plan of Operation      16


Part II - Other Information

     Item 1    Legal Proceedings                                              19

     Item 2    Changes in Securities                                          19

     Item 3    Defaults Upon Senior Securities                                20

     Item 4    Submission of Matters to a Vote of Security Holders            20

     Item 5    Other Information                                              20

     Item 6    Exhibits and Reports on Form 8-K                               20

     Signatures                                                               21

                              PEABODYS COFFEE, INC.
                                 Balance Sheets
                           September 30, 2002 and 2001
                                    Unaudited

                                                                   2002             2001
                                                           ------------     ------------
ASSETS

Current Assets
    Cash                                                   $      7,016     $      7,866
    Other receivables                                            14,936           31,384
    Inventories                                                  77,937           49,028
    Prepaid expenses                                            124,371           96,429
                                                           ------------     ------------
            Total Current Assets                                224,260          184,707

Property and equipment (net)                                    368,771          391,405
Deposits and other assets                                       203,251          125,191
                                                           ------------     ------------

            Total Assets                                   $    796,282     $    701,303
                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                          $     13,876     $     40,208
   Accounts payable                                             492,301          392,007
   Accrued expenses                                             285,708          327,101
   Short-term borrowings                                         90,217           14,820
   Current portion of long-term debt                              4,173               --
   Bridge note financing                                         35,000           40,000
                                                           ------------     ------------
            Total Current Liabilities                           921,275          814,136
                                                           ------------     ------------

Long-term debt, net of current portion                           19,718               --
                                                           ------------     ------------
            Total Liabilities                                   940,993          814,136

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 21,567,120 and 17,792,717
   $.001 par value                                         $     21,567     $     17,793

   Paid-in capital                                            5,445,354        4,600,835
   Accumulated deficit                                       (5,611,632)      (4,731,461)
                                                           ------------     ------------

            Total Stockholders' Deficit                        (144,711)        (112,833)
                                                           ------------     ------------

            Total Liabilities and Stockholders' Deficit    $    796,282     $    701,303
                                                           ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   Statements of Loss and Accumulated Deficit
                                    Unaudited

                                                      Six Months Ended                 Three Months Ended
                                                        September 30,                     September 30,
                                                    2002             2001             2002             2001
                                                ------------     ------------     ------------     ------------
Sales                                           $  1,388,392     $  1,276,307     $    588,595     $    572,791

Cost of Sales                                        587,522          480,326          258,573          205,984
                                                ------------     ------------     ------------     ------------

   Gross Profit                                      800,870          795,981          330,022          366,807

Operating expenses
    Employee compensation and benefits               699,937          594,934          311,638          283,999
    General and administrative expenses              162,530          147,753           80,657           93,148
    Occupancy                                        159,874          148,875           71,131           67,638
    Director and professional fees                   181,215          119,986           64,575           84,813
    Depreciation and amortization                     63,770           62,754           31,875           33,999
    Other operating expenses                              --            2,500               --            2,500
                                                ------------     ------------     ------------     ------------
                                                   1,267,326        1,076,802          559,876          566,097
                                                ------------     ------------     ------------     ------------

    Operating Loss                                  (466,456)        (280,821)        (229,854)        (199,290)

Other income                                             242           24,000           (7,650)              --
Legal expense - former executive                    (146,379)              --          (16,379)              --
Interest expense                                     (17,082)         (10,817)         (10,708)          (8,086)
                                                ------------     ------------     ------------     ------------

    Net loss before extraordinary item              (629,675)        (267,638)        (264,591)        (207,376)
    Extraordinary item - forgiveness of debt         103,720            9,889          103,548            4,862
                                                ------------     ------------     ------------     ------------

    Net Loss                                        (525,955)        (257,749)        (161,043)        (202,514)

Accumulated Deficit, beginning of period          (5,085,677)      (4,473,712)      (5,450,589)      (4,528,947)
                                                ------------     ------------     ------------     ------------

Accumulated Deficit, end of period              $ (5,611,632)    $ (4,731,461)    $ (5,611,632)    $ (4,731,461)
                                                ============     ============     ============     ============

Earnings per common share:
    Net loss before extraordinary item          $      (0.03)    $      (0.02)    $      (0.01)    $      (0.01)
    Extraordinary item                                  0.01             0.00             0.01             0.00
                                                ------------     ------------     ------------     ------------
    Net loss                                    $      (0.03)    $      (0.02)    $      (0.01)    $      (0.01)
                                                ============     ============     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            Statements of Cash Flows
                  Six Months Ended September 30, 2002 and 2001
                                    Unaudited


                                                                 2002             2001
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $   (525,955)    $   (257,749)
Adjustments to reconcile net loss to net cash
applied to operating activities:
   Depreciation and amortization                               63,770           62,754
   Debt settlements and forgiveness of debt                  (103,720)          (9,889)
   Gain on disposal of assets                                    (966)              --
   Non-cash consulting fees                                    83,110               --
   Slotting fee expense                                         5,625               --
   Other income from reduction of obligation to issue
   shares of common stock                                          --          (24,000)
Changes in operating assets and liabilities:
   Receivables                                                (62,106)          (9,879)
   Inventories                                                (14,699)           1,355
   Prepaid expenses                                           (10,488)          55,301
   Cash overdraft                                             (34,619)          (8,350)
   Accounts payable                                           263,620            9,010
   Accrued expenses                                             7,697           16,557
                                                         ------------     ------------
            Net cash applied to operating activities         (328,731)        (164,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                           (73,683)         (69,940)
Disposals of property and equipment                            57,379               --
Brand development costs                                       (65,269)              --
Changes to deposits and other assets                           11,857           (1,662)
                                                         ------------     ------------
            Net cash applied to investing activities          (69,716)         (71,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                               126,658          236,000
Proceeds from issuance of notes payable                       289,000               --
Principal reductions of notes payable                         (17,502)              --
                                                         ------------     ------------
            Net cash provided by financing activities         398,156          236,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                 (291)            (492)

CASH AND CASH EQUIVALENTS
Beginning of period                                             7,307            8,358
                                                         ------------     ------------
End of period                                            $      7,016     $      7,866
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note  1  -  Significant Accounting Policies

Note  2  -  Going Concern

Note  3  -  Inventories

Note  4  -  Acquisitions

Note  5  -  Property and Equipment, and Intangible Assets

Note  6  -  Accounts Payable

Note  7  -  Accrued Expenses

Note  8  -  Short-Term Borrowings

Note  9  -  Long-Term Debt

Note 10  -  Bridge Note Financing

Note 11  -  Earnings Per Common Share

Note 12  -  Supplemental Disclosures to Statement of Cash Flows

Note 13  -  Forgiveness of Debt

Note 14  -  Commitments and Contingencies

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee (the "Company") is a retailer and marketer of certified organic branded specialty coffee beverages and packaged whole bean coffees. The Company owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California and Nevada. The Company has also established wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues under its Black Rhino Coffee(TM) brand.

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2002. The results of operations for the six months ended September 30, 2002 may not necessarily be indicative of the operating results for the entire fiscal year.

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

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives will be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred. No impairment of the net goodwill value has occurred during the six months ended September 30, 2002 and 2001.

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

Reclassifications
-----------------
Certain amounts from the September 30, 2001 financial statements have been reclassified to conform to the current year presentation.

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders' equity of $697,015 and $144,711, respectively, as of September 30, 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon several factors. These factors include its ability to: generate sufficient cash flows to meet its obligations on a timely basis; obtain acceptance of payment terms for certain payables to key vendors; obtain additional financing or refinancing as may be required; aggressively control costs; and, achieve profitability and positive cash flows.

Management plans to address these challenges by building on the successful launch of its organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand achieved significant awareness at its introduction in May 2002 at the FMI supermarket convention in Chicago. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. Management believes that entry to this new market sector will expose the Company to different and potentially more fertile financing opportunities - such as project-based non-dilutive debt financing secured by purchase orders or accounts receivable. Management believes this is a crucial new opportunity for the Company given the continuing uncertainty of conventional equity markets.

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

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 3 - INVENTORIES

At September 30, 2002 and 2001, inventories were comprised of the following:

                                                       2002            2001
                                                  ---------       ---------

          Coffee                                  $  25,857       $   8,782
          Other food and beverage items              22,250          21,803
          Packaging and other supplies               29,830          18,443
                                                  ---------       ---------
                                                  $  77,937       $  49,028
                                                  =========       =========

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

The purchase price has been allocated to the acquired assets on the basis of their estimated fair value on the date of acquisition. The fair value of the assets acquired is summarized as follows:

          Inventory                               $ 11,662
          Roasting equipment                        52,338
                                                  --------
                                                  $ 64,000
                                                  ========

Effective December 12, 2000, the Company transferred possession of the above roasting equipment for $20,000 to an unrelated party. The book value of the equipment was adjusted at September 30, 2000 to its net realizable value. During the nine months ended December 31, 2001, clear title to the equipment was obtained and the sale of the equipment was finalized.

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 5 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At September 30, 2002 and 2001, property and equipment were comprised of the following:

                                                    2002            2001
                                                 ----------     ----------
     Kiosk carts                                 $  267,733     $  260,895
     Kiosk equipment                                290,263        286,702
     Equipment and furniture                        261,097        228,291
     Signage                                         60,113         49,179
     Site improvements                              117,392         79,145
                                                 ----------     ----------
                                                    996,598        904,212
     Less: accumulated depreciation                (627,827)      (512,807)
                                                 ----------     ----------
                                                 $  368,771     $  391,405
                                                 ==========     ==========

Included in other assets at September 30, 2002 and 2001, were intangible assets comprised of the following:

                                                    2002           2001
                                                 ----------     ----------
     Goodwill                                    $   40,930     $   40,930
     Non competition agreement                       25,000         25,000
     Trade name                                      88,253          9,595
     Kiosk design                                     1,170          1,170
     Other identifiable intangibles                  14,600         16,942
                                                 ----------     ----------
                                                    169,953         93,637
     Less:  accumulated amortization                (36,896)       (18,936)
                                                 ----------     ----------
                                                 $  133,057     $   74,701
                                                 ==========     ==========

The Company recognized depreciation and amortization expense for the six months ended September 30, 2002 and 2001 as follows:

                                                    2002           2001
                                                 ----------     ----------
     Depreciation                                $   57,510     $   57,510
     Amortization                                     6,260          5,244
                                                 ----------     ----------
                                                 $   63,770     $   62,754
                                                 ==========     ==========

NOTE 6 - ACCOUNTS PAYABLE

At September 30, 2002 and 2001, approximately 40% and 59% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 7 - ACCRUED EXPENSES

At September 30, 2002 and 2001, accrued expenses were comprised of the following:

                                                    2002           2001
                                                 ----------     ----------
     Accrued interest                            $   44,589     $   32,566
     Accrued wages                                   44,515         65,489
     Accrued sales and use tax                       32,008         29,959
     Accrued payroll taxes                          162,158        198,603
     Other                                            2,438            484
                                                 ----------     ----------
                                                 $  285,708     $  327,101
                                                 ==========     ==========

Included in accrued payroll taxes at September 30, 2002 and 2001 are past due payroll tax obligations in the amount $145,456 and $180,835, respectively. Management has entered into a repayment plan with the Internal Revenue Service. Terms of the repayment plan require $2,500 minimum monthly installments until the obligations are satisfied.

NOTE 8 - SHORT-TERM BORROWINGS

During the six months ended September 30, 2002 and 2001, the Company borrowed funds to provide short-term working capital. These working capital loans are unsecured, non-interest bearing, and amounted to $90,217 and $14,820 as of September 30, 2002 and 2001, respectively.

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 9 - LONG-TERM DEBT

The Company has fully utilized a $300,000, unsecured line of credit with a related party. Each advance against this line of credit is evidenced by an interest-bearing note. For each note, the Company is obligated to issue a warrant to purchase one share of common stock for each dollar borrowed, at an exercise price of $0.40 per share.

On September 30, 2002, certain note holders discharged the Company of $279,689 of its obligations under the notes, and relinquished their rights to purchase 284,000 shares of common stock in exchange for 1,398,445 shares of the Company's common stock.

The outstanding balance at September 30, 2002 is summarized as follows.

                                                                         2002          2001
                                                                     --------      --------
          10% note, unsecured, payable in monthly installments
          of $212.47 including interest, due 04/30/07                $  9,477      $    -0-

          10% notes, unsecured, payable in monthly installments
          of $318.71 including interest, due 05/30/07                  14,414           -0-

          Less current portion                                         (4,173)          -0-
                                                                     --------      --------
                                                                     $ 19,718      $    -0-
                                                                     ========      ========

Aggregate maturities of long-term debt over the next five years are as follows:

          Twelve months ended September 30           Amount
          --------------------------------           ------
                      2003                         $  4,173
                      2004                            4,610
                      2005                            5,092
                      2006                            5,626
                      2007                            4,390
                                                   --------
                                                   $ 23,891
                                                   ========

NOTE 10 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of September 30, 2002 and 2001, there were $35,000 and $40,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of September 30, 2002 and 2001, the Company has accrued $35,219 and $32,566, respectively, of interest payable on these notes. As of September 30, 2002, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 11 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the six months ended September 30, 2002 and 2001, were 19,484,955 and 15,772,581, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the six months ended September 30, 2002 and 2001, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the six months ended September 30, 2002 and 2001 are as follows:

                                                                             2002         2001
                                                                        ---------    ---------
          Issuance of common stock in exchange for
                services provided                                       $  80,000    $  88,750

          Issuance of common stock in exchange for
                discharge of obligations on long-term
                borrowings, trade payables and other liabilities          290,085        8,000

          Trade payables and accrued expenses forgiven                    103,720        9,889

          Conversion of trade payables to short-term note                  80,217           --

          Credit memos issued to customers for slotting agreements         67,500           --

          Sale of equipment in exchange for obligations
                on trade payables and other liabilities                                 47,195

          Reduction of obligation to issue shares of common stock              --       24,000

          Issuance of common stock in exchange for
                property and equipment                                         --       10,000

                              PEABODYS COFFEE, INC.
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                    Unaudited


NOTE 13 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $103,720 and $9,889 for the six months ended September 30, 2002 and 2001, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to the forgiveness of debt are explained in the following paragraphs.

On September 30, 2002, the Company's legal counsel agreed to forgive accrued legal fees totaling $75,059. These fees were accrued in the Company's litigation against a former executive.

On August 26, 2002, the Company's legal counsel agreed to accept an option to purchase 250,000 shares of common stock, with an exercise price of $0.15 per share as full and final settlement for accrued legal fees totaling $24,665. These fees were accrued in the Company's regular course of business.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

In June 2002, the Company received correspondence from the trustee of the bankruptcy estate of a former vendor requesting payment on a $250,000 obligation. The Company believed that it had settled this obligation in 1999 with an agreement to pay $20,000. The matter has been clarified and resolved with the United States Bankruptcy Court for the Northern District of California. The Company is obligated to pay the sum of $20,000 over a six-month period in exchange for a release from any claim the Trustee might have against it. As the accounts of the Company had already reflected the original settlement, no accrual was necessary.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at September 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

          REVENUES

     Net revenues for the six months ended September 30, 2002 increased 8.8% to $1,388,392 from $1,276,307 for the same period in fiscal 2001. This increase was primarily due to the opening of a retail cafe in Southern California during the quarter ended December 31, 2001. In addition, the Company's new Black Rhino Coffee(TM) product line began shipping during the quarter ended September 30, 2002. Sales of this product accounted for 13.5% of the Company's net revenue for the quarter.

          COSTS AND EXPENSES

     Cost of sales for the six months ended September 30, 2002 increased 22.3% to $587,522 from $480,326 for the same period in fiscal 2001. As a percentage of net revenues, cost of sales increased to 42.3% for the six months ended September 30, 2002 from 37.6% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to lower margin products offered at the Company's retail cafe in Southern California.

     Employee compensation and benefits for the six months ended September 30, 2002 increased to $699,937 from $594,934 for the same period in fiscal 2001. As a percentage of net revenues, employee compensation and benefits increased to 50.4% for the six months ended September 30, 2002 from 46.6% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to higher staffing levels at the Company's retail cafe relative to the Company's traditional sites, and increased workers compensation insurance rates in effect throughout the state of California.

     General and administrative expenses for the six months ended September 30, 2002 increased to $162,530 from $147,753 for the same period in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased to 11.7% for the six months ended September 30, 2002 from 11.6% for the comparable period in fiscal 2001.

     Occupancy costs for the six months ended September 30, 2002 increased to $159,874 from $148,875 for the same period in fiscal 2001. As a percentage of net revenues, occupancy costs decreased to 11.5% for the six months ended September 30, 2002 from 11.7% for the comparable period in fiscal 2001.

     Director and professional fees for the six months ended September 30, 2002 increased to $181,215 from $119,986 for the same period in fiscal 2001. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in penetrating new markets with its packaged consumer brand of Black Rhino Coffee(TM).

     Depreciation and amortization expense for the six months ended September 30, 2002 increased to $63,770 from $62,754 for the same period in fiscal 2001. As a percentage of net revenues, depreciation and amortization expense decreased to 4.6% for the six months ended September 30, 2002 from 4.9% for the comparable period in fiscal 2001.

     Operating losses for the six months ended September 30, 2002 increased to $466,456 from $280,821 the same period in fiscal 2001. As a percentage of net revenues, operating losses increased to 33.6% for the six months ended September 30, 2002 from 22.0% for the comparable period in fiscal 2001. The increased operating loss is primarily due to higher employee compensation and benefits costs and higher director and professional fees.

     Legal expense related to the Company's pending litigation against a former executive amounted to $146,379 for the six months ended September 30, 2002. On May 8, 2002, the Company initiated legal action against its former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. The ultimate ability of the Company to pursue relief against Mr. Young remains to be determined, and there can be no assurance that the Company will be successful in pursuing its claims in that forum. The Company has settled its claims against the former employee.

     Net loss for the six months ended September 30, 2002 increased to $525,955 from $257,749 for the same period in fiscal 2001. As a percentage of net revenues, net losses increased to 37.9% for the six months ended September 30, 2002 from 20.2% for the comparable period in fiscal 2001.

          LIQUIDITY AND CAPITAL RESOURCES

     Despite the Company's "unit level" profitability, the Company has not been profitable. As the accompanying financial statements show, for the six months ended September 30, 2002, the Company had a net operating loss of $466,456, and an overall net loss of $525,955. At September 30, 2002, the Company has a working capital deficit of $697,015, and a stockholders' deficit of $144,711.

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

     Cash applied to investing activities for the six months ended September 30, 2002 consisted of capital additions to property and equipment of $73,683, disposals of property and equipment of $57,379, brand development costs of $65,269, and decreases to deposits of $11,857. The capital additions were primarily related to costs associated with refurbishing existing kiosks and the purchase of exhibition materials for the launch of the Black Rhino Coffee(TM) brand. Brand development costs are associated with the design, development and launch of the Black Rhino Coffee(TM) brand.

     The Company had net cash provided from financing activities for the six months ended September 30, 2002 totaling $398,156. In January 2002, the Company secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. Cash from financing activities primarily consists of $289,000 from net long-term borrowings under the line of credit, and $126,658 net proceeds from the sale of Company stock. These amounts were primarily utilized in the day-to-day operations of the Company.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On July 1, 2002, the Company granted a non-statutory stock option for the purchase of 75,000 shares of its common stock to an entity for consulting services. The option has a term of 5 years, is fully vested, and has an exercise price of $0.20 per share. The option was granted under the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company and had access to the same information as would be included in a registration statement prepared by the Company.

     On August 5, 2002, the Company granted a non-statutory stock option for the purchase of 250,000 shares of its common stock to a law firm as consideration for forgiveness of debt for past services rendered. The option has a term of 5 years, is fully vested, and has an exercise price of $0.15 per share. The option was granted under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company and had access to the same information as would be included in a registration statement prepared by the Company.

     From September 16, 2002, continuing through the end of the period covered by this report, the Company has sold 2,025,425 shares of its common stock, at a price of $0.20 per share in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. 575,000 of the shares issued in this offer were in exchange for cash. 1,450,425 of the shares issued in this offer were in exchange for debt forgiveness. The sales were to both individuals and entities, all of whom were accredited investors.

     On September 19, 2002, the Company granted a non-statutory stock option for the purchase of 150,000 shares of its common stock to an entity for consulting services. The option has a term of 5 years, is fully vested, and has an exercise price of $0.20 per share. The option was granted under the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company and had access to the same information as would be included in a registration statement prepared by the Company.

     On September 30, 2002, the Company issued 25,000 shares of its common stock, at a price of $0.20 per share, as consideration for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The entity receiving the shares had a pre-existing relationship with the Company, was a sophisticated investor, and had access to the same information as would be included in a registration statement prepared by the Company.

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

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation



                                        By:    /s/ Todd Tkachuk
                                            --------------------------
                                               Todd Tkachuk, President
                                        Date:  November 14, 2002