Form 10QSB
period 2002-12-31
PEABODYS COFFEE INC/NV
filed 2003-02-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,618,476 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1     Financial Statements                                       3

         Item 2     Management's Discussion and Analysis or
                    Plan of Operation                                         15


Part II - Other Information

         Item 1     Legal Proceedings                                         18

         Item 2     Changes in Securities                                     18

         Item 3     Defaults Upon Senior Securities                           19

         Item 4     Submission of Matters to a Vote of Security Holders       19

         Item 5     Other Information                                         19

         Item 6     Exhibits and Reports on Form 8-K                          19

         Signatures                                                           21

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

                                                               2002            2001
                                                       ------------    ------------
ASSETS

Current Assets
   Cash                                                $     59,357    $     75,492
   Other receivables                                         24,709          44,353
   Inventories                                               83,049          60,628
   Prepaid expenses                                          72,684          19,717
                                                       ------------    ------------
         Total Current Assets                               239,799         200,190

Property and equipment (net)                                343,859         384,764
Deposits and other assets                                   162,210         101,453
                                                       ------------    ------------

         Total Assets                                  $    745,868    $    686,407
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                    $    439,676    $    339,501
   Accrued expenses                                         350,215         326,409
   Short-term borrowings                                    190,000              --
   Secured convertible debentures                             7,534              --
   Current portion of long-term debt                          2,573              --
   Bridge note financing                                     35,000          40,000
                                                       ------------    ------------
         Total Current Liabilities                        1,024,998         705,910
                                                       ------------    ------------

Long-term debt, net of current portion                       11,105              --
                                                       ------------    ------------
         Total Liabilities                                1,036,103         705,910

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 21,618,476 and 18,911,024
   $.001 par value                                     $     21,618    $     18,911

   Paid-in capital                                        5,701,573       4,891,267
   Deferred expenses                                        (76,663)        (63,793)
   Accumulated deficit                                   (5,936,763)     (4,865,888)
                                                       ------------    ------------

         Total Stockholders' Deficit                       (290,235)        (19,503)
                                                       ------------    ------------

         Total Liabilities and Stockholders' Deficit   $    745,868    $    686,407
                                                       ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    UNAUDITED

                                                   Nine months ended              Three Months Ended
                                                      December 31,                    December 31,
                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
Sales                                         $  1,987,106    $  2,138,873    $    598,714    $    862,566

Cost of Sales                                      831,518         804,565         243,996         324,239
                                              ------------    ------------    ------------    ------------

   Gross Profit                                  1,155,588       1,334,308         354,718         538,327

Operating expenses
   Employee compensation and benefits            1,051,710         992,021         351,773         397,087
   General and administrative expenses             258,003         234,409          95,473          86,656
   Occupancy                                       231,851         244,886          71,977          96,011
   Director and professional fees                  282,803         191,866         101,588          71,880
   Depreciation and amortization                    95,645          95,001          31,875          32,247
   Other operating expenses                             --           3,105              --             605
                                              ------------    ------------    ------------    ------------
                                                 1,920,012       1,761,288         652,686         684,486
                                              ------------    ------------    ------------    ------------

   Operating Loss                                 (764,424)       (426,980)       (297,968)       (146,159)

Other income                                           242          24,000              --              --
Legal expense - former executive                  (153,253)             --          (6,874)             --
Interest and financing expense                     (37,588)        (35,275)        (20,506)        (24,458)
                                              ------------    ------------    ------------    ------------

   Net loss before extraordinary item             (955,023)       (438,255)       (325,348)       (170,617)
   Extraordinary item - forgiveness of debt        103,937          46,079             217          36,190
                                              ------------    ------------    ------------    ------------

   Net Loss                                       (851,086)       (392,176)       (325,131)       (134,427)

Accumulated Deficit, beginning of period        (5,085,677)     (4,473,712)     (5,611,632)     (4,731,461)
                                              ------------    ------------    ------------    ------------

Accumulated Deficit, end of period            $ (5,936,763)   $ (4,865,888)   $ (5,936,763)   $ (4,865,888)
                                              ============    ============    ============    ============

Earnings per common share:
   Net loss before extraordinary item         $      (0.05)   $      (0.02)   $      (0.02)   $      (0.01)
   Extraordinary item                                 0.01            0.00            0.00            0.00
                                              ------------    ------------    ------------    ------------
   Net loss                                   $      (0.04)   $      (0.02)   $      (0.02)   $      (0.01)
                                              ============    ============    ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                    UNAUDITED


                                                             2002         2001
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $ (851,086)  $ (392,176)
Adjustments to reconcile net loss to net cash
applied to operating activities:
   Depreciation and amortization                           95,645       95,001
   Debt settlements and forgiveness of debt              (103,937)     (46,079)
   Gain on disposal of assets                                (966)          --
   Non-cash consulting fees                                96,442           --
   Slotting fee expense                                    27,250           --
   Debenture accretion                                      7,534           --
   Other income from reduction of obligation to issue
   shares of common stock                                      --      (24,000)
Changes in operating assets and liabilities:
   Receivables                                            (92,879)     (22,848)
   Inventories                                            (19,811)     (10,245)
   Prepaid expenses                                       (12,759)      68,220
   Cash overdraft                                         (48,495)     (48,558)
   Accounts payable                                       212,057       (4,906)
   Accrued expenses                                        72,204       15,865
                                                       ----------   ----------
         Net cash applied to operating activities        (618,801)    (369,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                       (77,526)     (95,546)
Disposals of property and equipment                        57,379           --
Brand development costs                                   (65,269)          --
Changes to deposits and other assets                       13,115       22,076
                                                       ----------   ----------
         Net cash applied to investing activities         (72,301)     (73,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                           122,658      525,150
Proceeds from issuance of notes payable                   639,000           --
Repayments of short-term borrowings                            --      (14,820)
Principal reductions of notes payable                     (18,506)          --
                                                       ----------   ----------
         Net cash provided by financing activities        743,152      510,330

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                           52,050       67,134

CASH AND CASH EQUIVALENTS
Beginning of period                                         7,307        8,358
                                                       ----------   ----------
End of period                                          $   59,357   $   75,492
                                                       ==========   ==========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note    1     -   Significant Accounting Policies

Note    2     -   Going Concern

Note    3     -   Inventories

Note    4     -   Property and Equipment, and Intangible Assets

Note    5     -   Accounts Payable

Note    6     -   Accrued Expenses

Note    7     -   Short-Term Borrowings

Note    8     -   Secured Convertible Debentures

Note    9     -   Long-Term Debt

Note   10     -   Bridge Note Financing

Note   11     -   Earnings Per Common Share

Note   12     -   Supplemental Disclosures to Statement of Cash Flows

Note   13     -   Forgiveness of Debt

Note   14     -   Commitments and Contingencies

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The financial statements included herein have been prepared by Peabodys Coffee Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Peabodys Coffee Inc. believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended March 31, 2002 included on Form 10-KSB. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending March 31, 2003, or any other period.

Description of Business
-----------------------
Peabodys Coffee (the "Company") is a retailer and marketer of certified organic branded specialty coffee beverages and packaged whole bean coffees. The Company owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California. The Company has also established wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues under its Black Rhino Coffee(TM) brand.

Reclassifications
-----------------
Certain amounts from the December 31, 2001 financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders' equity of $785,199 and $290,235, respectively, as of December 31, 2002.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 2 - GOING CONCERN (CONTINUED)

Management plans to address these challenges by building on the launch of its organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand achieved significant awareness at its introduction in May 2002 at the FMI supermarket convention in Chicago. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. Management believes that entry to this new market sector will expose the Company to different and potentially more fertile financing opportunities - such as project-based non-dilutive debt financing secured by purchase orders or accounts receivable. Management believes this is a crucial new opportunity for the Company given the continuing uncertainty of conventional equity markets.

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

There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders ownership position.


NOTE 3 - INVENTORIES

At December 31, 2002 and 2001, inventories were comprised of the following:

                                                     2002             2001
                                             ------------     ------------
     Coffee                                  $     36,674     $     11,946
     Other food and beverage items                 18,621           28,418
     Packaging and other supplies                  27,754           20,264
                                             ------------     ------------
                                             $     83,049     $     60,628
                                             ============     ============

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 4 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At December 31, 2002 and 2001, property and equipment were comprised of the following:

                                                     2002             2001
                                             ------------     ------------
     Kiosk carts                             $    267,733     $    261,318
     Kiosk equipment                              292,862          283,369
     Equipment and furniture                      261,357          226,996
     Signage                                       60,113           49,997
     Site improvements                            118,376          104,646
                                             ------------     ------------
                                                1,000,441          926,326
     Less: accumulated depreciation              (656,582)        (541,562)
                                             ------------     ------------
                                             $    343,859     $    384,764
                                             ============     ============

Included in other assets at December 31, 2002 and 2001, were intangible assets comprised of the following:

                                                     2002             2001
                                             ------------     ------------
     Goodwill                                $     40,930     $     40,930
     Non competition agreement                     25,000           25,000
     Trade name                                    88,253            9,595
     Kiosk design                                   2,241            2,270
     Other identifiable intangibles                14,600           16,942
                                             ------------     ------------
                                                  171,024           94,737
     Less:  accumulated amortization              (40,016)         (22,428)
                                             ------------     ------------
                                             $    131,008     $     72,309
                                             ============     ============

The Company recognized depreciation and amortization expense for the nine months ended December 31, 2002 and 2001 as follows:

                                                     2002             2001
                                             ------------     ------------

     Depreciation                            $     86,265     $     86,265
     Amortization                                   9,380            8,736
                                             ------------     ------------
                                             $     95,645     $     95,001
                                             ============     ============

NOTE 5 - ACCOUNTS PAYABLE

At December 31, 2002 and 2001, approximately 44% and 51% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 6 - ACCRUED EXPENSES

At December 31, 2002 and 2001, accrued expenses were comprised of the following:

                                                     2002             2001
                                             ------------     ------------
     Accrued interest                        $     37,577     $     40,086
     Accrued wages                                 50,657           48,202
     Accrued sales and use tax                     32,008           32,008
     Accrued payroll taxes                        221,323          198,464
     Other                                          8,650            7,649
                                             ------------     ------------
                                             $    350,215     $    326,409
                                             ============     ============

Included in accrued payroll taxes at December 31, 2002 and 2001 are past due payroll tax obligations in the amount $205,590 and $178,162, respectively. Management has entered into a repayment plan with the Internal Revenue Service. Terms of the repayment plan require $2,500 minimum monthly installments until the obligations are satisfied.

NOTE 7 - SHORT-TERM BORROWINGS

The Company periodically borrows funds to provide short-term working capital. At December 31, 2002 and 2001, these working capital loans consist of the following:

                                                             2002         2001
                                                        ---------    ---------
     Unsecured, non-interest bearing note,
     payable to a shareholder, due February 18, 2003    $ 100,000    $      --

     Unsecured, non-interest bearing obligation,
     payable to a shareholder, due on demand               10,000           --

     Unsecured, non-interest bearing obligation,
     payable to the Company's legal counsel, due
     December 31, 2003                                     60,000           --

     Unsecured, non-interest bearing obligation,
     payable to the Company's former legal counsel,
     due in monthly installments of $3,000 through
     July 1, 2003                                          20,000           --
                                                        ---------    ---------
                                                        $ 190,000    $      --
                                                        =========    =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 8 - SECURED CONVERTIBLE DEBENTURES

In order to provide working capital and financing for the Company's operation and expansion, as of December 20, 2002, the Company entered into a securities purchase agreement and related agreements with three accredited investors (the "Purchasers") for the purchase of up to $750,000 of the Company's 10% Convertible Debentures. The debentures bear interest at a rate of 10% per annum, payable quarterly in common stock or cash at the option of the Purchasers. The debentures are to be sold in three separate tranches. The first tranche, in the amount of $250,000, was consummated December 20, 2002 and the convertible debentures relating to the first tranche are due December 20, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, was approximately $201,000. The terms of the securities purchase agreement and related agreements restrict the Company's ability to issue stock without the Purchasers' approval, except to comply with existing contractual arrangements; specifically with investors holding bridge notes, notes payable, options and warrants.

The debentures initially are convertible into shares of common stock at the lesser of $0.30 per share or 50% of the average of the three lowest intraday trading prices for a share of common stock during the twenty trading days immediately preceding conversion.

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, using the intrinsic value method, the Company allocated the total $250,000 debenture to the conversion feature resulting in a corresponding credit to additional paid in capital. The Company is amortizing over the life of the debentures as financing costs any excess of the fair market value of the common stock at the debenture issuance date over the conversion price. For the current period, the amortization amounted to $7,534 for the debentures due December 20, 2003.

Upon the issuance of the December 2002 debentures, the Purchasers received five-year term warrants to purchase 625,000 shares of the Company's common stock at an initial exercise price of $0.25 per share. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report no warrants have been exercised.

Subsequent to December 31, 2002, the second tranche of $250,000 has been received under similar terms and conditions as the first tranche.

NOTE 9 - LONG-TERM DEBT

The Company has fully utilized a $300,000, unsecured line of credit with a related party. Each advance against this line of credit is evidenced by an interest-bearing note. For each note, the Company is obligated to issue a warrant to purchase one share of common stock for each dollar borrowed, at an exercise price of $0.40 per share.

Through December 31, 2002, certain note holders discharged the Company of $289,960 of its obligations under the notes, and relinquished their rights to purchase 294,000 shares of common stock in exchange for 1,449,801 shares of the Company's common stock.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 9 - LONG-TERM DEBT (CONTINUED)

The outstanding balance at December 31, 2002 is summarized as follows.

                                                             2002          2001
                                                        ---------     ---------
10% note, unsecured, payable in monthly installments
of $212.47 including interest, due 04/30/07             $   9,073     $      --

10% note, unsecured, payable in monthly installments
of $106.24 including interest, due 05/30/07                 4,605            --

Less current portion                                       (2,573)           --
                                                        ---------     ---------
                                                        $  11,105     $      --
                                                        =========     =========

Aggregate maturities of long-term debt over the next five years are as follows:

     Twelve months ended December 31                Amount
     -------------------------------              ---------
              2003                                $   2,573
              2004                                    2,842
              2005                                    3,140
              2006                                    3,468
              2007                                    1,655
                                                  ---------
                                                  $  13,678
                                                  =========

NOTE 10 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of December 31, 2002 and 2001, there were $35,000 and $40,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of December 31, 2002 and 2001, the Company has accrued $36,824 and $34,224, respectively, of interest payable on these notes. As of December 31, 2002, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 11 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the nine months ended December 31, 2002 and 2001, were 20,181,720 and 16,593,043, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the nine months ended December 31, 2002 and 2001, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the nine months ended December 31, 2002 and 2001 are as follows:

                                                                      2002         2001
                                                                 ---------    ---------
     Issuance of common stock in exchange for
          services provided                                      $  85,000    $  88,750

     Issuance of common stock in exchange for
          discharge of obligations on long-term
          borrowings, trade payables and other liabilities         300,356       10,400

     Trade payables and accrued expenses forgiven                  103,937       46,079

     Conversion of trade payables to short-term note                80,217           --

     Credit memos issued to customers for slotting agreements       88,500           --

     Sale of equipment in exchange for obligations
          on trade payables and other liabilities                       --       47,195

     Reduction of obligation to issue shares of common stock            --       24,000

     Issuance of common stock in exchange for
          property and equipment                                        --       10,000

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

NOTE 13 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $103,937 and $46,079 for the nine months ended December 31, 2002 and 2001, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to the forgiveness of debt are explained in the following paragraphs.

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

On December 31, 2001, a client of the Company agreed to forgive accrued revenue sharing obligations totaling $35,026. The Company continues to operate its retail espresso coffee bar kiosks at the client's facilities.

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

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at December 31, 2002 and 2001.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                    UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

          REVENUES

     Net revenues for the nine months ended December 31, 2002 decreased 7.1% to $1,987,106 from $2,138,873 for the same period in fiscal 2001. This decrease was primarily due to the closure of two hospital kiosk locations in Southern California during the quarter ended June 30, 2002. These locations accounted for approximately $362,000 of the decrease in revenue for the nine months ended December 31, 2002. In addition, the Company's new Black Rhino Coffee(TM) product line began shipping during the quarter ended September 30, 2002. Sales of this product accounted for approximately $89,000 of the Company's net revenue for the nine months ended December 31, 2002.

          COSTS AND EXPENSES

     Cost of sales for the nine months ended December 31, 2002 increased 3.4% to $831,518 from $804,565 for the same period in fiscal 2001. As a percentage of net revenues, cost of sales increased to 41.8% for the nine months ended December 31, 2002 from 37.6% for the comparable period in fiscal 2001. The Company's two former hospital locations in Southern California had operated at a combined 36% cost of sales. The increase as a percent of net revenues is primarily due to the closure of these two hospital locations and the resulting shift in the mix of cost of sales from the Company's remaining operating units.

     Employee compensation and benefits for the nine months ended December 31, 2002 increased to $1,051,710 from $992,021 for the same period in fiscal 2001. As a percentage of net revenues, employee compensation and benefits increased to 52.9% for the nine months ended December 31, 2002 from 46.4% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to higher staffing levels at the Company's retail cafe relative to the Company's traditional sites, and increased workers compensation insurance rates in effect throughout the state of California.

     General and administrative expenses for the nine months ended December 31, 2002 increased to $258,003 from $234,409 for the same period in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased to 13.0% for the nine months ended December 31, 2002 from 11.0% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to new costs related to the sale of the Company's organic Black Rhino Coffee(TM) brand, in particular slotting fees and commissions incurred to place the product for sale.

     Occupancy costs for the nine months ended December 31, 2002 decreased to $231,851 from $244,886 for the same period in fiscal 2001. As a percentage of net revenues, occupancy costs increased to 11.7% for the nine months ended December 31, 2002 from 11.4% for the comparable period in fiscal 2001.

     Director and professional fees for the nine months ended December 31, 2002 increased to $282,803 from $191,866 for the same period in fiscal 2001. The majority of these expenses result from the engagement of various consultants and legal fees to assist the Company in obtaining growth financing and in penetrating new markets with its packaged consumer brand of Black Rhino Coffee(TM).

     Operating losses for the nine months ended December 31, 2002 increased to $764,424 from $426,980 the same period in fiscal 2001. As a percentage of net revenues, operating losses increased to 38.5% for the nine months ended December 31, 2002 from 20.0% for the comparable period in fiscal 2001. The increased operating loss is primarily due to higher employee compensation and benefits costs and higher director and professional fees.

     Legal expense related to the Company's pending litigation against a former executive amounted to $153,253 for the nine months ended December 31, 2002. On May 8, 2002, the Company initiated legal action against its former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. The ultimate ability of the Company to pursue relief against Mr. Young remains to be determined, and there can be no assurance that the Company will be successful in pursuing its claims in that forum. The Company has settled its claims against the former employee.

     Net loss for the nine months ended December 31, 2002 increased to $851,086 from $392,176 for the same period in fiscal 2001. As a percentage of net revenues, net losses increased to 42.8% for the nine months ended December 31, 2002 from 18.3% for the comparable period in fiscal 2001.

          LIQUIDITY AND CAPITAL RESOURCES

     Despite the Company's "unit level" profitability, the Company has not been profitable. As the accompanying financial statements show, for the nine months ended December 31, 2002, the Company had a net operating loss of $764,424, and an overall net loss of $851,086. At December 31, 2002, the Company has a working capital deficit of $785,199, and a stockholders' deficit of $290,235.

     Management plans to address these challenges by building on the launch of its organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand achieved significant awareness at its introduction in May 2002 at the FMI supermarket convention in Chicago. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. Management believes that entry to this new market sector will expose the Company to different and potentially more fertile financing opportunities - such as project-based non-dilutive debt financing secured by purchase order or accounts receivable notes. Management believes this is a crucial new opportunity for the Company given the continuing uncertainty of conventional equity markets.

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

     Cash applied to investing activities for the nine months ended December 31, 2002 consisted of capital additions to property and equipment of $77,526, disposals of property and equipment of $57,379, brand development costs of $65,269, and decreases to deposits and other assets of $13,115. The capital additions were primarily related to costs associated with refurbishing existing kiosks and the purchase of exhibition materials for the launch of the Black Rhino Coffee(TM) brand. Brand development costs are associated with the design, development and launch of the Black Rhino Coffee(TM) brand.

     The Company had net cash provided from financing activities for the nine months ended December 31, 2002 totaling $743,152. In January 2002, the Company secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. In December 2002, the Company entered into a securities purchase agreement and related agreements for the purchase of up to $750,000 of the Company's 10% Convertible Debentures. Cash from financing activities primarily consists of $639,000 from net long-term borrowings under the line of credit and the debentures, and $122,658 net proceeds from the sale of Company stock. These amounts were primarily utilized in the day-to-day operations of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

     On October 1, 2002, the Company granted a non-statutory stock option for the purchase of 400,000 shares of its common stock to an entity for consulting services. The option has a term of one year, is fully vested, and has an exercise price of $0.05 per share. The option was granted under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The optionee was a sophisticated investor with a preexisting relationship with the Company and had access to the same information as would be included in a registration statement prepared by the Company.

     On November 18, 2002, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.01 per share. The warrant was issued as additional consideration in conjunction with the receipt of a short term, non-interest bearing loan in the amount of $100,000, which is presently still owed. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with three accredited investors on December 20, 2002 for the sale of (i) $750,000 in convertible debentures and (ii) a warrants to buy 1,875,000 shares of the Company's common stock. The investors are obligated to provide the Company with the funds as follows:

     o    $250,000 was disbursed on December 20, 2002 ;

     o $250,000 will be disbursed within 15 days of filing of a registration statement; and

     o $250,000 will be disbursed within five days of the effectiveness of the registration statement.

     Accordingly, as of December 20, 2002, the Company has received a total of $250,000 pursuant to the Securities Purchase Agreement.

     The debentures bear interest at 10%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.30 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.25 per share. In addition the warrants exercise price gets adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants.

     On December 31, 2002, the Company sold 51,356 shares of its common stock, at a price of $0.20 per share in a private offering exempt under Rule 506 of Regulation D promulgated under Section 4(2), as amended. The shares issued in the offer were in exchange for debt forgiveness. The sale was to an individual accredited investor.


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

     (b)  Reports on Form 8-K.
          --------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation



                                        By: /s/ Todd Tkachuk
                                            --------------------------
                                            Todd Tkachuk, President
                                        Date: February 14, 2003