Form 10KSB
period 2003-03-31
PEABODYS COFFEE INC/NV
filed 2003-07-15
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2003

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

State issuer's revenues for its most recent fiscal year:   $2,543,286

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of June 27, 2003, [in the past 60 days], was approximately $3,297,831.

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 22,988,343 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [x]; No [ ]

                                TABLE OF CONTENTS


PART I  (Alternative 2)

Item 1   Description of Business                                              4
Item 2   Description of Property                                              23
Item 3   Directors, Executive Officers and Significant Employees              24
Item 4   Remuneration of Directors and Officers                               25
Item 5   Security Ownership of Management and Certain Securityholders         26
Item 6   Interest of Management and Others in Certain Transactions            27

PART II

Item 1   Market Price of and Dividends on the Registrant's Common
         Equity and Other Shareholder Matters                                 28
Item 2   Legal Proceedings                                                    30
Item 3   Changes in and Disagreements with Accountants                        30
Item 4   Submission of Matters to a Vote of Security Holders                  31
Item 5   Compliance with Section 16(a) of the Exchange Act                    31
Item 6   Reports on Form 8-K                                                  31

PART F/S

PART III

Index to Exhibits                                                             55

SIGNATURES                                                                    56

                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                             PART I (ALTERNATIVE 2)


ITEM 1.   DESCRIPTION OF BUSINESS
          (FORM 1-A  MODEL B  ITEM 6)

OVERVIEW

     We are a Nevada corporation engaged in the retailing and marketing of certified organic branded specialty coffee beverages and packaged whole bean coffees. We plan to focus our efforts on establishing wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues. We currently sell our coffee beverages and whole bean coffees through company-operated retail stores and espresso bars (kiosks), positioned primarily in corporate and institutional locations and have made our initial sales of Black Rhino Coffee(TM) to four distribution centers in central and eastern United States. As of March 31, 2003, we operated ten coffee kiosks and three retail stores located throughout California. Our four largest clients represent 47.4% of our gross revenue for the year ended March 31, 2003 and 59.6% of the gross revenue for the year ended March 31, 2002 which gross revenues were generated through our company-operated retail stores and espresso bars (kiosks).

     As described in more detail below, despite profitability with respect to individual stores and kiosks, as a whole we have not been profitable. As shown in the accompanying financial statements for the fiscal year ended March 31, 2003, we had a net operating loss of $1,132,219, and an overall net loss of $1,713,691.

     We have recently converted all our operations from the use of conventionally grown coffee to using only certified organic coffee. Our organic coffees are independently certified by Quality Assurance International, a global leader in organic certification who recently announced its accreditation from the United States Department of Agriculture to certify organic claims under the United States Department of Agriculture's National Organic Program. We have developed the Black Rhino Coffee(TM) trade name for marketing certified organic coffee.

OUR BACKGROUND

PEABODYS CA

     Our current business began with the formation of Peabodys Coffee, Inc., a California corporation, in 1995. Co-founder Todd Tkachuk (who is currently one of our officers and directors) conceived of a company that would contract with foodservice companies, which held contracts for institutional venues such as corporate facilities, universities or hospitals. Peabodys CA would enter into a subcontract with the client (which had a general contract to provide food services to the host facility) to install coffee kiosks at the host organization. In return, Peabodys CA paid the client a percentage of the gross revenues generated by each kiosk. The Peabodys CA model is the basis of our existing full service retail operations today.

THE MERGER

     On March 12, 1999, we entered into a Plan and Agreement of Reorganization with Peabodys CA. Prior to March 12, 1999 we operated under the name, Mine-A-Max Corporation, a Nevada corporation. We were a development stage mining company until our merger with Peabodys CA. We were initially incorporated under the laws of the State of Nevada on July 26, 1989 with the name Kimberly Mines, Inc. for the purpose of mineral exploration and mine development. Several months later we were the surviving company in a merger with Blue Ute Mining & Exploration, Inc., a Utah corporation. On August 15, 1997, we changed our name to Mine-A-Max Corporation. The Plan and Agreement of Reorganization provided for a share exchange in which we offered shareholders of Peabodys CA one share of our common stock in exchange for one share of Peabodys CA common stock. The shares were offered by us in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Plan and Agreement of Reorganization provided further that, after we had acquired a majority of the outstanding stock of Peabodys CA, we would effect a merger of Peabodys CA into our company. On March 15, 1999 we filed an Amendment to Articles of Incorporation with the State of Nevada changing our name from Mine-A-Max Corporation to Peabodys Coffee, Inc. On June 30, 1999, we effected a merger with Peabodys CA as the disappearing corporation and our company as the surviving corporation. All shares of Peabodys CA common stock were converted to shares of our common stock.

INDUSTRY OVERVIEW

     We believe that the specialty coffee industry will continue to grow. According to Mr. Robert F. Nelson, President and CEO of the National Coffee Association, "...in 2001, 10% of American adults say they drink gourmet coffee every day, that is, premium whole bean or ground varieties - exactly double from a year ago." Mr. Nelson also reported, "...occasional consumption of specialty coffee has surged during the past five years in the United States, increasing from 35% of the adult population in 1997 to 62% in 2001 - from 80 million to 127 million drinkers." (transcript of presentation titled "U.S. Coffee Trends:
1991-2001," in May 2001). According to the Specialty Coffee Association of America, total U.S. retail sales of specialty coffee beverages were $5.3 billion in 2000 while retail sales of specialty coffee beans reached $2.5 billion.

     We believe that several factors have contributed to the increase in demand for specialty coffee and will continue to do so, including:

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

     o Ease of preparation of specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines; and

     o Increased pace and pressures of everyday life. Specialty coffee fits within the "affordable luxury" or "small self-indulgence" categories, and as such directly addresses a significant trend among consumers to make low-cost self-reward purchases to temper the stresses of everyday life.

SUSTAINABLE COFFEES

     The industry buzzword "Sustainable Coffee" emerged to represent a broad spectrum of ideas relating to the production and consumption of specialty coffees. In September 1997, the Specialty Coffee Association of America created a special task force to define the term. The result was the adoption of a Statement of Understanding, which defined the issue as having three legs:
Environmental, Economic, and Social.

     We believe that most coffee consumers are unaware of the many environmental, economic, and social ramifications surrounding the production of coffee. We also believe that the majority of the conventional coffee industry does not meet two basic tests of sustainability: protection of the environment and social fairness. We believe a growing number of coffee producers, coffee companies and consumers are actively taking steps to encourage the coffee industry to move toward more environmentally friendly practices and toward practices which are more economically and socially beneficial for producers.

     Three categories of coffees attempt to meet some or all of these criteria; they are Organic, Shade Grown and Fair Trade, collectively termed "sustainable coffees". Each sustainable coffee has its own criteria, creating considerable confusion. Fair Trade coffee means that coffee farmers receive fair payments in the form of a "floor" price for their beans. Although this allows coffee farmers to make minimal profits during depressed market conditions, Fair Trade guidelines do not adequately address issues surrounding the environment, biodiversity, species preservation or whether or not the coffee trees come from genetically modified rootstocks. Shade Grown refers to the condition under which the coffee is grown. Shade Grown coffees ensure that multiple species have habitat and that there is preservation of the dwindling tropical rainforests. However, Shade Grown does not address the use of agrochemicals, or whether the coffee trees come from genetically modified rootstocks. Nor does Shade Grown coffee address important socioeconomic issues.

CERTIFIED-ORGANIC COFFEE

     Certified Organic coffee is produced with methods that preserve the soil and prohibit the use of agrochemicals. Organic coffee farming ensures that shade-friendly varieties of coffee are planted and that full-sun hybrids or genetically modified coffee trees cannot (by law) be used. In addition, we believe, similar to Fair Trade, Certified-Organic coffees offer a premium to farmers and during low markets Certified-Organic farmers are able to turn profits. As Taylor Maid Farms' Roastmaster, Mark Inman states, "The checks and balances that result from an organic system comes from the interaction of a wide variety of life forms. Organic agriculture is more a system of relationships than a means to a marketable seal." (from "Navigating the Sea of Terms: a Coffee Buyers' Guide," posted on Taylor Maid Farms' website). Organic growers are also rewarded with farms that remain fertile for decades, with clean water, and with good health. We believe that Certified-Organic coffee is the only coffee that addresses the social, economic and environmental issues surrounding the sustainability of the coffee industry.

     According to the Sustainable Coffee Survey of the North American Specialty Coffee Industry, published in July 2001, Organic coffee has demonstrated steady 20% annual growth rates in recent years. The Sustainable Coffee Survey of the North American Specialty Coffee Industry also indicates that consumers are willing to pay a modest premium for sustainable coffee but they prefer one-stop shopping for their food needs, and availability implies both convenience and visibility. In addition, the Sustainable Coffee Survey of the North American Specialty Coffee Industry reports that many North American supermarkets either do not stock sustainable coffees or present only one, often as a single origin or blend, and usually Organic. According to the Sustainable Coffee Survey of the North American Specialty Coffee Industry, although considerable quantities of Organic coffee are sold through the grocery and supermarket channel, their ready availability is limited to the West Coast and select urban areas.

ORGANICS

     We believe that organic products are emerging as a major trend in the U.S. market. According to Datamonitor (Natural Foods Merchandiser, Organic Trade Association), retail sales of organic products in the U.S. are growing steadily, showing an annual compound growth rate of more than 22% over the last five years. A recent study published by the Natural Marketing Institute in cooperation with the Organic Trade Association estimated that U.S. retail sales of organics in 2001 would be $9.3 billion and $20 billion by 2005 assuming a "conservative" annual growth rate of 20%.

     We believe the U.S. boom in organic products is fueled by increasing consumer demand resulting from:

     o    consumer concerns about the general safety of their food;

     o    the higher quality of certified organic products;

     o    the  social  and  environmental   benefits  that  organic   production
          represents; and

     o    the perceived health benefits of consuming organic products.

     According to Roper Starch Worldwide, in a report released in July 2001, concerns about food safety, coupled with the assurances of health benefits and high quality of certified organic products, are strengthening consumer interest in organic foods. The Roper report also indicates:

     o 51% of Americans predict that organic food will be a bigger part of their diet within the next five years;

     o Six in ten Americans (63%) buy organic foods and beverages at least occasionally;

     o Two-thirds (68%) say organics will be a major food trend in the new millennium.

     We believe that certified organic foods and beverages provide American consumers with peace of mind, an assurance of safety and the chance to cast a vote for a more environmentally friendly kind of agriculture. It is important to note that while 63% of U.S. consumers say they buy organic foods or beverages at least occasionally when they shop, we believe that the lack of availability at conventional supermarkets and grocery stores is one reason many people don't buy more organic. With high growth forecast resulting from rising consumer awareness and demand, we believe that the organic movement is clearly moving from the commercial fringes into the mainstream.

BUSINESS STRATEGY

     Our strategic goal is to establish Black Rhino Coffee(TM) as a sustainable and dominant packaged brand of certified organic coffee in the domestic mass retail market. This strategy represents our adolescence - the transition from our full service units (kiosks and retail stores) in limited-geography institutional markets to a widely distributed packaged consumer brand called Black Rhino Coffee(TM).

BLACK RHINO COFFEE(TM)

     We believe the specialty coffee market environment is one that depends heavily on brand presence for sustainable success. The Black Rhino Coffee(TM) brand differentiates itself from other specialty coffee brands by the following:

     Certified Organic Only. We offer only certified organic coffee. We do not offer any coffees that are produced using conventional coffee practices. All Black Rhino Coffee(TM) is naturally grown - no chemical pesticides, herbicides, fungicides or chemical fertilizers have ever come in contact with Black Rhino Coffee(TM) beans.

     High Quality Coffee. We source and procure the highest quality certified organic arabica beans available from the world's coffee-producing regions. Each varietal of coffee is roasted by hand in small batches to achieve its peak flavor. We believe that organically grown coffee beans mature more slowly as nature intended - resulting in superior flavor.

     Competitive Price. We believe the biggest barrier to converting non-organic consumers to quality organic products is excessive price premiums typically associated with organic products. We offer Black Rhino Coffee(TM) at prices comparable to non-organic high quality specialty brands such as Starbucks. We believe that pricing high quality organic coffee comparable to leading non-organic brands distinguishes Black Rhino Coffee(TM) from other organic coffees.

     We have begun the transition from an operations intensive company to a highly skilled corporation focusing on brand ownership and management. At the appropriate time, we intend to exit our full service operations entirely and redeploy the capital in support of our strategic goal. Full service operations are entirely different in modus operandi, capital needs, system requirements and essential management skills from those of packaged consumer brand ownership and management. We will exit the full service business at the right time for the right price given the circumstances of each site. In the meantime we will continue to give our full service operations appropriate support.

     We recognize the need to develop in-house skills for brand management. We believe this can be accomplished with a "light" but "highly skilled" central staff. Although we intend to outsource production, packaging and fulfillment, it is essential to recruit or develop top-level skills for the management of the Black Rhino Coffee(TM) supply chain. We believe that much of the sales, marketing and distribution tasks associated with the Black Rhino brand can be outsourced or executed through strategic alliances, however, we will require high quality consumer brand management skills within the organization.

FULL SERVICE OPERATIONS

     Our existing full service business has been developed on a business strategy based on the following concepts:

     Business and Institutional Locations. We focus on locating our coffee kiosks in business and institutional facilities. We have experienced both lower competition and reduced advertising and marketing expenses by installing kiosks in such areas, since the kiosks have a nearby captive audience of employees and students at business and institutional sites.

     Low Cost Operations. The cost of opening and operating each kiosk is less than the cost of opening and operating the fixed, retail stores operated by many other specialty coffee retailers.

     We utilize a client-host/captive-consumer model. This model has two distinctive components. The client-host component means that we establish relationships with our "clients" (large institutions and food service providers) with the intention of multiple kiosk placements within the client's area of operation. In lieu of rent, we normally pay the client a percentage of the revenues generated by each kiosk, thereby giving the client incentive to assist us in a successful kiosk placement. The captive-consumer component refers to the placement of kiosks in heavy traffic areas where people (potential customers) have already congregated for other reasons. Examples of typical placements are hospitals, or school campuses.

     Our typical site, which includes the kiosk, related components, and workspace for employees, occupies a footprint of approximately 150 square feet. Due to the client-host/captive-consumer model described above, we usually incur no fixed rental expense for this real estate. Likewise, there are usually no common area maintenance charges, and all utilities, such as electricity, heat, air conditioning, and water, are furnished by the host or client at no cost to us.

     As of March 31, 2003, we operated ten coffee kiosks and three retail stores located throughout California. Our thirteen operating units were located in the following venues: six were located at educational sites (i.e. colleges and universities); four were located at hospitals; two were store-front retail locations, and one was a drive-through retail location. As of March 31, 2003, we were profitable at the "unit level" at ten locations. We designate a kiosk or retail store to be profitable at the "unit level" when the kiosk generates net income after accounting for all expenses directly related to the specific unit. These direct expenses consist of: cost of goods sold, occupancy costs, operating expenses and fully loaded labor costs which include employer contributions, benefits and workers compensation. This "unit level" profitability measure is an internal measure of performance and is not a measure of financial performance under GAAP.

EXPANSION PLANS

     As previously discussed, our strategic goal is to establish our packaged consumer Black Rhino Coffee(TM) brand in domestic mass retail markets. We believe that the strength of Marathon Global, an Arkansas corporation which is a sales and marketing consultant to our company, and its mass market relationships, supported by favorable market dynamics (see Industry Overview) will provide fast growth opportunities for the Black Rhino Coffee(TM). We have entered into a consulting agreement with Marathon which provides that in consideration of 100,000 shares of common stock and an option to purchase 200,000 shares of common stock received by Marathon, it has agreed to provide us in promoting and selling Black Rhino Coffee(TM). Marathon is also entitled to a 5% commission on all sales of Black Rhino Coffee(TM) made directly by Marathon on our behalf and 7% commission on sales made through representatives to sell Black Rhino Coffee(TM). We entered into the consulting agreement with Marathon on January 3, 2002 and it will expire on December 31, 2004. In addition, we believe that the Black Rhino Coffee(TM) brand has a compelling set of brand characteristics that clearly differentiate itself from its competitors.

     We have already experienced significant interest in our Black Rhino Coffee(TM) brand including a willingness of mass-market buyers to speak with our representatives and us in order to evaluate and sample our product, provide feedback on our packaging and marketing plans, commencing discussions regarding the requirements for the buyers to place purchase orders with us and placing orders for our product. Beginning in September 2002, we shipped orders of Black Rhino Coffee(TM) to the following major food distributors:

     o    Associated Wholesale Grocers based in Kansas;
     o    Bi-Lo Inc. based in South Carolina;
     o    SuperValu Rich Foods based in Virginia; and
     o    SuperValu Rich Foods based in Pennsylvania.

     In addition, we have secured the services of several food brokers to represent the Black Rhino Coffee(TM) brand in various regions of the U.S. Through our joint efforts with Marathon Global, we anticipate having a shelf presence in more than 1,000 supermarkets or mass market retailers by the end of the calendar year 2003.

     We do intend to allocate resources for the purpose of generating new growth opportunities for our full service retail operations. Should high-quality opportunities present themselves within existing geographic markets, with existing operating management and supply infrastructure, we may, given optimal conditions, open additional full service units. All existing full service operations will be given appropriate support. As previously indicated, we have clearly defined our strategic goal and focus to be the rapid development of Black Rhino Coffee(TM) as a packaged consumer brand available through mass retail markets.

MARKETING STRATEGY

RETAIL SALES OF BLACK RHINO COFFEE(TM)

     We are aware of the potential pitfalls associated with brand marketing budgets. We believe that today's consumers are nearly blind to the thousands of brand messages they are exposed to on a daily basis. The risk is to spend, spend and spend on creating consumer brand awareness and trial purchase. While we accept that a "No Spend" route is not an option, we do not anticipate any material "above the line" marketing campaigns during our initial strategic cycle aimed at establishing shelf presence in the domestic mass retail markets. We will support the brand, but only through targeted tactical programs mutually developed and implemented with our retail clients. Support costs for this grassroots approach will be identified and budgeted within the basic economic model on a project-by-project basis.

KIOSK SALES

     Working within the framework of our business strategy, we plan to re-brand all of our full service retail operations to Black Rhino Coffee(TM). We fully implemented certified organic coffee into our full service operations in November 2001 and have seen positive results across the board. We anticipate that full service operations will benefit from the development of the Black Rhino Coffee(TM) brand. Full service retail units have recently gained access to packaged Black Rhino whole bean coffees as well as other quality marketing materials. Our plans to re-brand all of our full service retail operations to Black Rhino Coffee(TM) will be implemented as soon as practicable, however such plans are subject to cash constraints of our company.

SUPPLIERS

     We procure our coffee from Terranova Roasting Co., Inc. in Sacramento, California. Terranova is a Quality Assurance International certified coffee roaster serving central California. We have no contract in effect with Terranova other than the purchase orders we place. We believe that Terranova may not be able to meet our needs in the near future and that it may be necessary to contract out to other certified organic coffee roasters. We have been in contact with other qualified suppliers and certified organic roasters who could fulfill our supply requirements in the foreseeable future. Any risk associated with having only one certified organic coffee roaster, therefore, appears to be minimal.

     We participate in the selection of our green coffee beans and provide our proprietary specifications for degree of roast and blending recipes to Terranova, which in turn purchases green beans, and then roasts and blends to our exact specifications. Finished product is packaged, sealed, and shipped through our various distribution channels as ordered. We are planning changes to our supply chain in which we will purchase our own green coffee beans directly. We believe that this change may improve our gross margin for this product line in excess of 75%.

     We use only the highest quality certified organic "arabica" species of coffee. The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. We acknowledge that high quality certified organic coffee is limited in availability. We depend upon our relationship with our roaster, with coffee brokers and importers and with exporters for our supply of certified organic green coffee. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery is low.

     In recent years, green coffee prices have been under considerable downward pressure due to oversupply, and this situation is likely to persist in the short term. We believe that low coffee price ranges generally experienced in recent years are not considered high enough to support proper farming and processing practices. With the growth of the specialty coffee segment, it is important that prices remain high enough to support world consumption of the high quality coffees. We generally try to pass on coffee price increases to our customers. There can be no assurance that we will be successful in passing on green coffee price increases without losses in sales volume or gross margin.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

     The preparation of this section requires us to make estimates and assumptions about our past, current and future activities, business practices, and financial records. Actual results may differ from these estimates and assumptions. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors Affecting the Company".

     For the year ended March 31, 2003, the Statements of Loss show a 16.8% decrease in sales and an 8.7% decrease in gross profit over the prior year. We incurred a net loss for the year ended March 31, 2003 of $1,713,691.

REVENUES

     Net revenues for the year ended March 31, 2003 decreased 16.9% to $2,543,286 from $3,059,676 for the corresponding period in fiscal 2002. This decrease was due primarily to the closure of two hospital kiosk locations in Southern California in June 2002. These locations accounted for approximately $569,000 of the decrease in revenue. In addition, our new Black Rhino Coffee(TM) product line began shipping during the year ended March 31, 2003. Sales of this product accounted for approximately 4.2% of our total revenue for the year ended March 31, 2003. For the year ended March 31, 2003, kiosk and retail outlet revenue was generated from 6 different major clients, with the largest client representing 13.2% of total net revenue.

COSTS AND EXPENSES

     Cost of goods sold for the year ended March 31, 2003 decreased to $1,049,071 from $1,149,629 for the same period in fiscal 2002. As a percentage of net revenues, cost of goods sold increased to 41.2% for the year ended March 31, 2003 from 37.6% for the comparable period in fiscal 2002. The increase as a percentage of net revenues was primarily due to a shift in the sales mix from higher margin kiosks to lower margin kiosks and the Black Rhino Coffee(TM) product line. Lower margin kiosks are those that offer food products in addition to the higher margin beverages.

     Employee compensation and benefits for the year ended March 31, 2003 decreased to $1,387,544 from $1,445,385 for the same period in fiscal 2002. As a percentage of net revenues, employee compensation and benefits increased to 54.6% for the year ended March 31, 2003 from 47.2% for the comparable period in fiscal 2002. The increase as a percentage of net revenues was primarily due to higher staffing levels at our retail cafe relative to our traditional sites, and increased workers compensation insurance rates in effect throughout the state of California.

     General and administrative expenses for the year ended March 31, 2003 increased to $367,353 from $303,688 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses increased to 14.4% for the year ended March 31, 2003 from 9.9% for the comparable period in fiscal 2002. The increase as a percentage of net revenues was primarily due to slotting fees, commissions, trade shows, and travel expenses related to our Black Rhino Coffee(TM) product line.

     Occupancy costs for the year ended March 31, 2003 decreased to $298,819 from $341,657 for the same period in fiscal 2002. As a percentage of net revenues, occupancy costs for the year ended March 31, 2003 were comparable to the same period in fiscal 2002.

     Director and professional fees for the year ended March 31, 2003 increased to $392,016 from $316,651 for the same period in fiscal 2002. The majority of these expenses result from the engagement of various consultants and legal fees to assist us in obtaining growth financing and in penetrating new markets with our packaged consumer brand of Black Rhino Coffee(TM).

     Operating losses for the year ended March 31, 2003 increased to $1,132,219 from $632,402 for the same period in fiscal 2002. As a percentage of net revenues, operating losses increased to 44.5% for the year ended March 31, 2003 from 20.7% for the comparable period in fiscal 2002. The increased operating loss is primarily due to lower gross profit dollars on reduced sales, and higher employee compensation and benefits costs and higher director and professional fees.

     Legal expense related to our pending litigation against a former executive amounted to $153,253 for the year ended March 31, 2003. On May 8, 2002, we initiated legal action against our former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between us and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. Our ultimate ability to pursue relief against Mr. Young remains to be determined, and there can be no assurance that we will be successful in pursuing our claims in that forum. We have settled our claims against the former employee.

     Net loss for the year ended March 31, 2003 increased to $1,713,691 from $611,965 for the same period in fiscal 2002. As a percentage of net revenues, net losses increased to 67.4% for the year ended March 31, 2003 from 20.0% for the comparable period in fiscal 2002. The increased net loss is primarily due to financing costs related to our secured convertible debentures, legal expense related to our former CEO, and the increased operating loss.

LIQUIDITY AND CAPITAL RESOURCES

     Despite the "unit level" profitability described above under Full Service Operations, we have not been profitable. As the accompanying financial statements show, for the fiscal year ended March 31, 2003, we had a net operating loss of $1,132,219, and an overall net loss of $1,713,691. At March 31, 2003, we ended our fiscal year with a working capital deficit of $1,222,897, and a shareholders' deficit of $872,007.

     Because of our operating losses and financial situation, the Independent Auditor's Report of the accompanying financial statements expresses a "going concern" opinion. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to: generate sufficient cash flows to meet our obligations on a timely basis; obtain acceptance of payment terms for certain payables to key vendors; obtain additional financing or refinancing as may be required; aggressively control costs, and; achieve profitability and positive cash flows.

     We plan to address these challenges by building on the successful launch of our organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 500 supermarkets. The benefit of this channel of trade is that a small number of orders can significantly increase our revenues and earnings. We believe that entry to this new market sector will expose us to different and potentially more fertile financing opportunities - such as project-based debt financing secured by purchase order or accounts receivable notes. We believe this is a crucial new opportunity for us given the continuing uncertainty of conventional equity markets.

     We also believe our strategic alliance with Marathon Global will facilitate rapid market penetration by providing a level of credibility and negotiating strength otherwise unavailable to us. We further believe that our gradual transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

     We had net cash provided from financing activities for the year ended March 31, 2003 totaling $937,533. In January 2002, we secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. In December 2002, we entered into a Securities Purchase Agreement for the sale of an aggregate of $750,000 principal amount of convertible debentures. Cash from financing activities primarily consists of $500,000 from net borrowings under the secured convertible debentures, $269,000 from borrowings under the line of credit, and $128,658 net proceeds from the sale of our stock. These amounts were primarily utilized in our day-to-day operations.

COMPETITION

     The specialty coffee market is highly competitive. We have a minor position within both the overall coffee industry as well as the certified organically grown segment of the coffee industry. We attempt to compete within the industry by providing superior taste and quality, value, and on the organic aspect of our product, rather than on price of our products. We compete with both large providers of specialty coffees as well as certified organically grown coffees that have supermarket shelf presence in multiple regions. However, such providers of certified organically grown coffees generally only provide such organic coffee as a supplement to their core conventional coffees. We are aware of several small regional brands with limited shelf presence, offering certified organic coffee. A number of nationwide coffee manufacturers distribute coffee products in supermarkets and convenience stores and have the potential to enter the organic coffee market.

     We are aware of other companies which sell specialty coffee from kiosks and coffee carts, but these are all very small operations with only a few kiosk locations each. We are not aware of any other company, on either a regional or national level, which specializes in sales of specialty coffee from kiosks or coffee carts on the same scale as us, or which has a number of units approaching that of our company. We acknowledge that several large, well-capitalized multi-unit retailers are capable of entering the kiosk and coffee cart market. Currently, however, to our knowledge, none of these retailers are focusing on the kiosk or coffee cart market.

INTELLECTUAL PROPERTY

     We have a registered service mark for our rhinoceros logo. We aware of another entity in North Carolina that is utilizing the name "Peabodys" in the coffee industry. The North Carolina entity has received a federal trademark registration of the name "Peabodys." We believe that we have the right to use the name "Peabodys" in the areas in which it is used by us because of first use of the name in those areas. However, if it were determined that we were not able to continue utilizing the name "Peabodys," it could have a material adverse effect on our company in that we would have to select a different name under which to do business, and we would have to re-establish any lost goodwill and name recognition. Because of its speculative nature, such potential adverse effect is impossible to quantify at this time.

     We have applications pending with the U.S. Patent and Trademark Office for the registration of the following trademarks: "Black Rhino Coffee," "Alma Blend," "Spiritu Blend," "Coffee with Body and Soul," and "Black Rhino Coffee with Rhinoceros design." We have also filed applications for the registration of the "Black Rhino Coffee" trademark in Canada and the European Community.

     The applications for "Black Rhino Coffee" and "Black Rhino Coffee with Rhinoceros design" were denied by the U.S. Patent and Trademark Office on January 27, 2003. We plan to file an appeal prior to July 27, 2003. We are also in negotiations to enter a coexistence agreement with the holder of a similar mark.

EMPLOYEES

     We currently have 71 employees of which 22 are full-time employees and five of which are administrative.

SEASONALITY

     Because we serve both hot and cold coffee drinks, the sales of our products at most kiosk locations do not appear to be significantly affected by the seasons. However, those kiosks located in educational facilities are affected by the seasons to the extent that sales are significantly less when school is not in session.

RISK FACTORS AFFECTING THE COMPANY

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

     We incurred net losses of $1,713,691 for the year ended March 31, 2003 and $611,965 for the year ended March 31, 2002. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of Black Rhino Coffee(TM) and increase the operating contribution of our full service operations. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy, including rapid growth in establishing the Black Rhino Coffee brand. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     In their report dated June 26, 2003, our independent auditors stated that our financial statements for the year ended March 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended March 31, 2003 in the amount of $1,713,691 and stockholders deficit of $872,007 as of March 31, 2003. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE MAY BE REQUIRED TO PAY OUTSTANDING SECURED PROMISSORY NOTES WHICH ARE CURRENTLY IN DEFAULT. IF WE ARE REQUIRED TO REPAY THE OUTSTANDING DEBT OUR WORKING CAPITAL MAY BE DEPLETED OR WE MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS TO REPAY SUCH DEBT. OUR FAILURE TO REPAY THE SECURED PROMISSORY NOTES COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

     In an earlier private placement, we offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. We are now obligated to make quarterly payments on the interest outstanding and to repay such Secured Notes. As of March 31, 2003, we were in default on the principal balance of the Secured Notes in the amount of $35,000 and approximately $38,430 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a noteholder has the right to:

     o    declare all principal and interest immediately due and owing;
     o exercise its rights and remedies under the California Commercial Code as a secured creditor having a security interest in the collateral, which includes, but is not limited to, equipment, inventory, accounts, trademarks and tradenames and other intellectual property rights (the "Collateral"), and, in particular, sell any part of the Collateral; and
     o exercise any other rights or remedies of a secured party under California law.

     As of the date hereof, we have not received any notice of default relating to the Secured Notes. It is our understanding that the noteholders lien has lapsed due to the noteholders failure to file a continuation with the California Secretary of State. Due to the noteholders failure to file a continuation, the California Secretary of State has purged the lien from its records.

A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE AND IF WE ARE UNABLE TO MAINTAIN OUR CURRENT CUSTOMER BASE OR ATTRACT A NEW CUSTOMER BASE WE WILL BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

     Our four largest clients represent 47.4% of our gross revenue for the year ended March 31, 2003. The four largest clients represented 59.6% of the gross revenue for the year ended March 31, 2002. We would likely experience a material decline in revenues if we were to lose any of our major clients.

HIGH QUALITY CERTIFIED ORGANIC COFFEE IS LIMITED IN AVAILABILITY AND TRADED ON A NEGOTIATED BASIS. IF WE ARE UNABLE TO OBTAIN AN ADEQUATE SUPPLY OF CERTIFIED ORGANIC COFFEE, THEN OUR PROFITS MAY BE NEGATIVELY IMPACTED.

     The supply and price of coffee are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by our company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. We acknowledge that high quality certified organic coffee is limited in availability. We depend upon our relationship with our roaster, with coffee brokers and importers and with exporters for our supply of certified organic green coffee. We believe, based on relationships established with our suppliers in the past, that the risk of non-delivery is low. However, an increase in the prices of specialty coffees could have an adverse effect on our profitability.

THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO MANAGE ANY SUBSTANTIAL EXPANSION OF OUR BUSINESS, AND A FAILURE TO DO SO COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Our success will require significant expansion of our business. Any such expansion could place a significant strain on our resources and would require us to hire additional personnel to implement additional operating and financial controls and improve coordination between marketing, administration and finance functions. We would be required to install additional reporting and management information systems for sales monitoring, inventory control and financial reporting. There can be no assurance that we would be able to manage any substantial expansion of our business, and a failure to do so could have a materially adverse effect on our operating results.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. TKACHUK OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our success depends to a significant extent upon the continued service of Mr. Todd Tkachuk, our President, Chief Financial Officer and Secretary. Loss of the services of Mr. Tkachuk could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Tkachuk. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

WE HAVE RECENTLY COMMENCED SALES TO SUPERMARKETS, SPECIALTY FOOD STORES AND OTHER MASS RETAIL VENUES. AS WE HAVE RECENTLY COMMENCED ACTIVITIES IN MASS RETAIL MARKETS, WE DO NOT HAVE DETAILED INFORMATION WITH RESPECT TO SALES WITHIN THE MASS RETAIL MARKET AND WE CANNOT GUARANTEE THAT WE WILL BE SUCCESSFUL IN THIS MARKET. IF WE ARE NOT SUCCESSFUL IN ESTABLISHING OUR COMPANY WITHIN THE MASS RETAIL MARKET OUR REVENUE MAY BE SEVERELY IMPACTED.

     Our company's strategic goal is to establish our packaged consumer Black Rhino Coffee(TM) brand in domestic mass retail markets. We recently shipped orders of Black Rhino Coffee(TM) to major national food distributors in Kansas, South Carolina, Pennsylvania and Virginia. We do not presently have detailed information with respect to the levels of retail sales of these products. Due to an inadequate amount of information with respect to the retail sales of Black Rhino Coffee(TM), we cannot at this time determine if our initial efforts to enter the mass retail markets have been successful or if these efforts will ever be successful. If we are not successful in entering the mass retail market our revenue may be severely impacted.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:
----------------------------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     In order to provide working capital and financing for the Company's operation and expansion, as of December 20, 2002, the Company entered into a securities purchase agreement and related agreements with three accredited investors for the purchase of up to $750,000 of the Company's 10% Convertible Debentures (the "Convertible Debentures"). As of March 31, 2003, we had 21,861,124 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 11,702,149 shares of common stock at current market prices, and outstanding warrants to purchase 1,250,000 shares of common stock and an obligation to issue warrants to purchase 625,000 shares of common stock in the near future. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. For a complete description of the terms of the Convertible Debentures, please refer to our Form SB-2 filed effective May 14, 2003.

     In addition, pursuant to the Plan and Agreement of Reorganization and merger we assumed the rights and obligations or convertible promissory notes that are convertible into 77,295 shares. Furthermore, there are currently outstanding 3,852,429 options to purchase shares of our common stock and outstanding warrants to purchase 1,384,907 shares of our common stock.

THE  CONTINUOUSLY   ADJUSTABLE  CONVERSION  PRICE  FEATURE  OF  OUR  CONVERTIBLE
DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

     Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 30, 2003 of $0.13.

                                                    Number             % of
% Below        Price Per      With Discount        of Shares        Outstanding
Market           Share           at 50%            Issuable            Stock
------           -----           ------            --------            -----

25%             $.0975          $.04875           15,384,615           40.63%
50%             $.0650          $.03250           23,076,923           50.65%
75%             $.0325          $.01625           46,153,846           67.24%

     As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE  CONTINUOUSLY   ADJUSTABLE  CONVERSION  PRICE  FEATURE  OF  OUR  CONVERTIBLE
DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     The convertible debentures are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE CONVERTIBLE DEBENTURES AND REGISTERED PURSUANT TO THIS PROSPECTUS MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED AND REGISTERED ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have allocated and registered 18,750,000 shares to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

     In December 2002, we entered into a Securities Purchase Agreement for the sale of an aggregate of $750,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 10% interest, one year from the date of issuance, unless sooner converted into shares of our common stock. At March 31, 2003, we have $500,000 of convertible debentures outstanding, and the investor purchased additional convertible debentures in the aggregate of $250,000 on May 20, 2003. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible debenture, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 16.5% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

     As of May 30, 2003, our executive officers, directors and affiliated persons beneficially owned approximately 16.5% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:


     o    elect or defeat the election of our directors;
     o    amend or prevent amendment of our articles of incorporation or bylaws;
     o effect or prevent a merger, sale of assets or other corporate transaction; and
     o control the outcome of any other matter submitted to the stockholders for vote.

     As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.   DESCRIPTION OF PROPERTY
          (FORM 1-A  MODEL B  ITEM 7)

     Our principal executive offices are located at 3845 Atherton Road, Suite 9, Rocklin, California, 95765, and our telephone number is (916) 632-6090. The facility is utilized in the following manner:

     o    administrative offices;
     o    professional offices;
     o    storage and warehousing; and
     o    product development.

     The facility consists of approximately three thousand (3,000) square feet of office and warehouse space, leased for $2,993 per month. The lease expires on October 31, 2002, but was extended until October 31, 2003 pursuant to an amendment to the lease. We believe that our existing facilities are adequate for our current use.

     Our kiosks used for our day-to-day operations on our sites vary from site to site, but generally occupy 150 square feet with related equipment and display space. Standard equipment on each kiosk includes an espresso machine, espresso grinders, a coffee brewer, blender, cash register and display racks for baked goods and other non-coffee items. Kiosks are usually equipped with wheels for unit mobility, although at most sites the kiosk remains in the same location permanently. Historically, the cost of a kiosk, including internal plumbing, equipment, inventory and signage, was approximately $35,000.

ITEM 3.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES
          (FORM 1-A  MODEL B  ITEM 8)

     The following table sets forth certain information regarding the officers and directors of Peabodys:

Name                 Age        Position
--------------------------------------------------------------------------------
Todd N. Tkachuk      42         President, Chief Financial Officer,
                                Secretary and Director
John Phillips        53         Chairman of the Board of Directors
Barry Gibbons        57         Director
Roman Kujath         70         Director
David Lyman          56         Director

     Directors   are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

     Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

     TODD N. TKACHUK has been an officer and director of our company since our inception. In connection with the Merger, Mr. Tkachuk became President, Chief Financial Officer, and Secretary, and a Director, of our company. In January of 2000, Mr. Tkachuk became Chairman of the Board and served in that capacity until the appointment of Mr. Phillips in April 2002. Prior to his involvement with our company, Mr. Tkachuk served as President of Tony's Coffee Company, a Vancouver, Canada-based specialty coffee company. From 1987 to 1991, Mr. Tkachuk served as President and CEO of Skytech Data Supply, a wholesale distributor of computer consumables and peripherals. Mr. Tkachuk holds a B.A. in Business Management from Western Washington University (1983).

     JOHN PHILLIPS is chairman of Arkansas-based Marathon Global, a fully integrated marketing, sales and service company, and a consultant to our company for strategic marketing, sales planning and infrastructure support. Mr. Phillips is also chairman of international wine importer Marathon Imports. For 30 years prior to his involvement with Marathon Global and Marathon International, Mr. Phillips built, owned and operated the Phillips Company supermarket chain, a privately owned retail company with sales in excess of $300 million.

     BARRY J. GIBBONS became a Director and Chairman of the Board of Peabodys CA in October 1996, and became a Director and Chairman of the Board of our company in connection with the Merger. In January of 2000, Mr. Gibbons stepped down from being Chairman of the Board, but remains as one of our directors. From January 1989 to December 1993, Mr. Gibbons served as Chief Executive Officer and Chairman of Burger King Corporation. From 1984 to 1989, Mr. Gibbons was an employee of Grand Metropolitan, the U.K.-based international food, drink and retailing group. Mr. Gibbons graduated from Liverpool University in 1969 with a degree in Economics.

     ROMAN KUJATH has been a director of Peabodys CA since June 1998, and of our company since the Merger. Mr. Kujath has been president of Roman M. Kujath Architects, Ltd. since 1975.

Mr. Kujath has been responsible for over $1 billion worth of construction, including the $100 million Place De Ville in Ottawa for the Campeau Corporation. Mr. Kujath is a member of the Royal Architectural Institute of Canada, a past corporate member of the American Institute of Architects, a member of the Architectural Institute of British Columbia and the Alberta Association of Architects.

     DAVID LYMAN is currently a partner of Capital Resource Partners (formerly Jones, Taylor & Co.), a merchant banking firm providing merger and acquisition financing, capital funding and advisory services to the transportation industry. Prior to that, Dr. Lyman worked with a number of companies including Frito Lay, Pizza Hut, North American Van Lines, Capitol Records, Family Vision Centers and American Hospitality Concepts as an executive or consultant. Additionally, Dr. Lyman was a principal with the Synectics Group, a consulting firm that provided strategic funding and operating solutions to emerging companies. Dr. Lyman has a Bachelor of Arts from Dakota Wesleyan University and a Masters and PhD in Counseling Psychology from the University of Nebraska at Lincoln.

ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS
          (FORM 1-A  MODEL B  ITEM 9)

(a) The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors for the fiscal year ending March 31, 2003.

Name of                        Capacities in which                 Aggregate
Individual or Group            Remuneration was received          Remuneration
--------------------------------------------------------------------------------

Todd N. Tkachuk                Officer and Director                $ 77,800.00
Officers and Directors as                                          $ 77,800.00
a Group (1 person)

(b) Mr. Tkachuk does not have an employment agreement with our company. He serves in his capacity as President, Chief Financial Officer, and Secretary pursuant to his election to those positions by the board of directors.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS (FORM 1-A MODEL B ITEM 10)

(a)  Voting Securities

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2003:

     o by each person who is known by us to beneficially own more than 5% of our common stock;
     o    by each of our officers and directors; and
     o    by all of our officers and directors as a group.

NAME AND ADDRESS                                     NUMBER OF    PERCENTAGE OF
OF OWNER                         TITLE OF CLASS    SHARES OWNED(1)   CLASS(2)
--------------------------------------------------------------------------------
Todd N. Tkachuk                   Common Stock       1,331,269          5.9%
3845 Atherton Road, Suite #9
Rocklin, CA 95765

Barry Gibbons                     Common Stock       1,345,000          6.0%
6665 S. W. 69th Lane
Miami, FL 33143

Roman Kujath                      Common Stock         603,297          2.7%
8926 119th Street
Edmonton, Alberta
Canada T6G 1W9

David Lyman                       Common Stock         149,480          0.7%
2789 Hospital Road
Saginaw, MI  48603

John Phillips                     Common Stock         275,000          1.2%
5210 Village Parkway
Rogers, AR  72758

All Officers and Directors        Common Stock       3,704,046         16.5%
As a Group (5 persons)
_________________________________

     (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

     (2) Percentage based on 22,484,886 shares of common stock outstanding as of May 30, 2003.

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

David Lyman                240,000 Shares of Common Stock              $0.20 (240,000 shares)    fully vested
                                                                                                 in July 2003

John Phillips              380,000 Shares of Common Stock              $0.40 (180,000 shares)    fully vested
                                                                       $0.40 (200,000 shares)    fully vested
                                                                                                 in Dec. 2004
                                                                       $0.20 (150,000 shares)    fully vested

All Officers and Dirs.     1,927,429 Shares of Common Stock            $0.05 (960,000 shares)
As a Group (5 persons)                                                 $0.20 (390,000 shares)
                                                                       $0.40 (380,000 shares)
                                                                       $0.70 (127,429 shares)
                                                                       $0.80 ( 70,000 shares)

(e)  The Company has no parents.

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (FORM 1-A MODEL B ITEM 11)

     We have engaged the services of Marathon Global, an Arkansas corporation, to represent us in selling our 100% organic coffee to the mass-market retail sector. Mr. Phillips, Chairman of the Board of Directors, is the owner of Marathon Global. The agreement expires December 31, 2004.

                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(A)  MARKET INFORMATION

     Our common stock is quoted on the OTC Bulletin Board under the symbol "PBDY". Our common stock has been quoted on the OTCBB since November of 1997.

     For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                 Sales Price (1)
                                 ---------------

                                       High          Low
                                       ----          ---

             2001
         Second Quarter                0.14          0.03
         Third Quarter                 0.85          0.04
         Fourth Quarter                1.38          0.38

             2002
         First Quarter                 0.755         0.51
         Second Quarter                0.88          0.42
         Third Quarter                 0.60          0.22
         Fourth Quarter                0.38          0.25

             2003
         First Quarter                 0.38          0.08

     (1) The source for data used in this chart is an OTC Quote Summary Report provided by NASDAQ Trading and Marketing Services.

     Our Common Stock is not listed on an exchange or NASDAQ, but is currently traded in the over-the-counter market with price quotes listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc ("NASD"). Accordingly, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of the common stock.

     Recent changes to the rules of the NASD require that companies trading on the OTC Bulletin Board, such as ours, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board ("OTC Eligibility Rule"). If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

(B)  HOLDERS

     As of April 22, 2003, we had approximately 456 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Company, Inc., 1981 4800 South, Suite 100, Salt Lake City, Utah 84117.

(C)  DIVIDENDS

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

(D)  EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities to   Weighted average
                                    be issued upon exercise   exercise price of         Number of securities
                                    of outstanding options,   outstanding options,      remaining available
Plan Category                       warrants and rights       warrants and rights       for future issuance
-------------                       -------------------       -------------------       -------------------
Equity compensation plans
approved by security holders                  215,429                $0.76                    358,500

Equity compensation plans not
approved by security holders                6,271,907                $0.36                        -0-

Total                                       6,487,336                $0.37                    358,500

     Our two stock option plans were adopted with the approval of the stockholders. Our equity securities which have been authorized for issuance without the approval of stockholders are pursuant only to individual compensation arrangements. These arrangements are comprised of consulting agreements, broker warrants and other warrants in connection with private offerings of our securities, and various non-plan option agreements.

ITEM 2.   LEGAL PROCEEDINGS

     On May 8, 2002, we filed an action in the United States District Court, Eastern District of California, against our former CEO, Clifford Brent Young, and others. Peabodys Coffee Inc. v. Young et al., No. S-02-994 LLK PAN. The complaint sought declaratory and injunctive relief precluding the defendants from transferring in violation of the federal securities laws unregistered stock originally issued to Mr. Young. The complaint also alleged that Mr. Young, in association with a former employee of our company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between us and a client, and in connection with other acts of competition, disparagement, and conversion. The complaint further sought Mr. Young's removal as a director of our company.

     On May 29, 2002, we moved for a temporary restraining order precluding any stock transfers and (as to Mr. Young and the former employee) from competition at certain sites that are the subject of a non-compete agreement between us and Mr. Young. Immediately prior to the May 30, 2002 hearing on that motion, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him (although he did not list the action in his bankruptcy petition). The Court denied the remainder of the motion. Subsequently, on June 17, 2002, Mr. Young resigned as our director.

     We also challenged the client's legal right to cancel the contracts. On June 25, 2002, we settled the potential dispute with the client and the former employee. The settlement provided that the client pay us in exchange for being allowed to cancel the contracts; that the claims against the former employee in Peabodys v. Young be dismissed with prejudice; and for other consideration. We have agreed with most of the other defendants who hold the unregistered stock, that the claims against them be dismissed without prejudice, in exchange for their agreement not to transfer the stock before the date such transfers may be made under the federal securities laws. We are assessing our options as to our claims against Mr. Young in light of his bankruptcy filing.

     We have engaged in settlement negotiations for over nine months regarding the status of the 500,000 shares transferred by Mr. Young to various individuals with no resolution as of this date. We anticipate that we will reach a settlement within the next three to six months and that the settlement will provide for the redemption by us of the 500,000 shares currently owned by Mr. Young and his transferees. At the very least, we expect that the court will enjoin Mr. Young and his transferees from registering any of the 500,000 shares received by them.

     In June 2002, we received correspondence from the trustee of the bankruptcy estate of a former vendor requesting payment on a $250,000 obligation. We believed that we had settled this obligation in 1999 with an agreement to pay $20,000. The matter has been clarified and resolved with the United States Bankruptcy Court for the Northern District of California. We are obligated to pay the sum of $20,000 over a six-month period in exchange for a release from any claim the Trustee might have against us.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Our  principal   accountant  is  Nicholson  &  Olson,   LLP  of  Roseville,
California. There have been no disagreements between our management and our accountant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     We were furnished with no late reports on Forms 3, 4 or 5 during the period covered by this report.

ITEM 6.   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              PEABODYS COFFEE, INC.
                             (A NEVADA CORPORATION)


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


                                   YEARS ENDED
                             MARCH 31, 2003 AND 2002

                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT..................................................34

FINANCIAL STATEMENTS

     Balance Sheets...........................................................35

     Statements of Loss.......................................................36

     Statements of Stockholders' Deficit......................................37

     Statements of Cash Flows.................................................38

     Notes to Financial Statements.........................................39-54

                                                                       NICHOLSON
                                                                         & OLSON
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                   729 Sunrise Avenue, Suite 303
                                                     Roseville, California 95661
                                                                  (916) 786-7997
                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Shareholders of Peabodys Coffee, Inc.

We have audited the accompanying balance sheets of Peabodys Coffee, Inc. (a Nevada corporation) as of March 31, 2003 and 2002, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peabodys Coffee, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Nicholson & Olson
Nicholson & Olson
Certified Public Accountants
Roseville, California
June 26, 2003

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

ASSETS                                                       2003             2002
                                                         ------------     ------------
Current Assets
   Cash                                                  $      6,116     $      7,307
   Other receivables                                           16,958           20,330
   Inventories                                                 74,667           63,238
   Prepaid expenses                                            48,454            4,400
                                                         ------------     ------------
         Total Current Assets                                 146,195           95,275

Property and equipment (net)                                  270,963          415,610
Goodwill (net)                                                 36,839           36,839
Deposits and other assets                                      89,565           82,598
                                                         ------------     ------------
         Total Assets                                    $    543,562     $    630,322
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash overdraft                                        $     24,644     $     48,495
   Accounts payable                                           361,017          412,072
   Accrued expenses                                           343,509          279,720
   Short-term borrowings                                       69,000               --
   Secured convertible debentures                             500,000               --
   Current portion of long-term debt                           35,922            6,491
   Bridge note financing                                       35,000           35,000
                                                         ------------     ------------
         Total Current Liabilities                          1,369,092          781,778
                                                         ------------     ------------

Long-term debt, net of current portion                         46,477           33,509
                                                         ------------     ------------
         Total Liabilities                                  1,415,569          815,287

Stockholders' Deficit
   Common stock authorized - 50,000,000 shares,
   issued and outstanding, 21,861,124 and 19,048,524,
   $.001 par value                                             21,861           19,049

   Additional paid-in capital                               5,968,831        4,946,129
   Deferred expenses                                          (63,331)         (64,466)
   Accumulated deficit                                     (6,799,368)      (5,085,677)
                                                         ------------     ------------
         Total Stockholders' Deficit                         (872,007)        (184,965)
                                                         ------------     ------------

         Total Liabilities and Stockholders' Deficit     $    543,562     $    630,322
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                               STATEMENTS OF LOSS
                       YEARS ENDED MARCH 31, 2003 AND 2002


                                                       2003             2002
                                                   ------------    ------------

Sales                                              $  2,543,286    $  3,059,676

Cost of Sales                                         1,049,071       1,149,629
                                                   ------------    ------------

         Gross Profit                                 1,494,215       1,910,047

Operating Expenses
   Employee compensation and benefits                 1,387,544       1,445,385
   General and administrative expenses                  367,353         303,688
   Occupancy                                            298,819         341,657
   Director and professional fees                       392,016         316,651
   Depreciation and amortization                        164,349         131,964
   Loss on disposal of property and equipment            16,353              --
   Other operating expenses                                  --           3,104
                                                   ------------    ------------
         Total Operating Expenses                     2,626,434       2,542,449
                                                   ------------    ------------

         Operating Loss                              (1,132,219)       (632,402)

Other income                                                242          24,000
Legal expense - former executive                       (153,253)             --
Financing costs - secured convertible debentures       (500,000)             --
Interest and other expense                              (67,080)        (58,230)
                                                   ------------    ------------

   Net loss before extraordinary item                (1,852,310)       (666,632)
   Extraordinary item - forgiveness of debt             138,619          54,667
                                                   ------------    ------------

         Net Loss                                  $ (1,713,691)   $   (611,965)
                                                   ============    ============

Earnings Per Common Share:
   Net loss before extraordinary item              $      (0.09)   $      (0.04)
   Extraordinary item                                       .01             .00
                                                   ------------    ------------
   Net loss                                        $      (0.08)   $      (0.04)
                                                   ============    ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2003 AND 2002

                                      Common Stock            Additional                                           Total
                              ----------------------------      Paid-in         Deferred       Accumulated     Stockholders'
                                 Shares          Amount         Capital         Expenses         Deficit          Deficit
                              ------------    ------------    ------------     ------------     ------------     ------------
Balance at March 31, 2001       14,120,217    $     14,120    $  4,261,758     $    (69,610)    $ (4,473,712)    $   (267,444)

Conversion of convertible
   debt into common stock           12,500              13           4,987               --               --            5,000
Exercise of warrants and
   stock options                   354,807             355            (355)              --               --               --
Stock issued under
   settlement agreements             6,000               6           2,394               --               --            2,400
Sale of common stock             2,440,000           2,440         532,710               --               --          535,150
Stock issued under service
   agreements                    1,875,000           1,875         126,875            5,144               --          133,894
Stock issued under asset
   purchase agreements             240,000             240          17,760               --               --           18,000
Net Loss                                --              --              --               --         (611,965)        (611,965)
                              ------------    ------------    ------------     ------------     ------------     ------------

Balance at March 31, 2002       19,048,524          19,049       4,946,129          (64,466)      (5,085,677)        (184,965)


Conversion of convertible
   debt into common stock        1,501,781           1,501         298,855               --               --          300,356
Exercise of warrants and
   stock options                   460,819             461          17,539               --               --           18,000
Sale of common stock               575,000             575         110,083               --               --          110,658
Stock issued under service
   agreements                      275,000             275          96,225            1,135               --           97,635
Financing costs - secured
   convertible debentures               --              --         500,000               --               --          500,000
Net Loss                                --              --              --               --       (1,713,691)      (1,713,691)
                              ------------    ------------    ------------     ------------     ------------     ------------

Balance at March 31, 2003       21,861,124    $     21,861    $  5,968,831     $    (63,331)    $ (6,799,368)    $   (872,007)
                              ============    ============    ============     ============     ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2003 AND 2002


                                                             2003             2002
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $ (1,713,691)    $   (611,965)
Adjustments to reconcile net loss to net cash
applied to operating activities:
   Depreciation and amortization                              164,349          131,964
   Debt settlements and forgiveness of debt                  (138,619)         (54,667)
   Loss on disposal of assets                                  16,353               --
   Non-cash consulting fees                                    56,500          143,124
   Slotting fee expense                                        49,375               --
   Financing costs- secured convertible debenture             500,000               --
   Other income from reduction of obligation to issue
   shares of common stock                                          --          (24,000)
Changes in operating assets and liabilities:
   Receivables                                                (79,128)           1,175
   Inventories                                                (11,429)         (12,855)
   Prepaid expenses                                            33,539              892
   Cash overdraft                                             (23,851)             (63)
   Accounts payable                                           194,368           75,002
   Accrued expenses                                            65,498          (29,573)
                                                         ------------     ------------
         Net cash applied to operating activities            (886,736)        (380,966)
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale and transfer of equipment                     57,379            8,745
Additions to property and equipment                           (86,011)        (155,156)
Brand development costs                                       (27,070)              --
Changes to deposits and other assets                            3,714          (34,004)
                                                         ------------     ------------
         Net cash applied to investing activities             (51,988)        (180,415)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                               128,658          535,150
Proceeds from issuance of notes payable                       389,000           40,000
Proceeds from issuance secured convertible debentures         500,000               --
Principal reductions of short-term borrowings                 (80,125)         (14,820)
                                                         ------------     ------------
         Net cash provided by financing activities            937,533          560,330
                                                         ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,191)          (1,051)

CASH AND CASH EQUIVALENTS
Beginning of year                                               7,307            8,358
                                                         ------------     ------------
End of year                                              $      6,116     $      7,307
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note 1     -    Significant Accounting Policies

Note 2     -    Related Party Transactions

Note 3     -    Going Concern

Note 4     -    Inventories

Note 5     -    Property and Equipment, and Intangible Assets

Note 6     -    Accounts Payable

Note 7     -    Accrued Expenses

Note 8     -    Short-Term Borrowings

Note 9     -    Secured Convertible Debentures

Note 10    -    Lease Obligations

Note 11    -    Long-Term Debt

Note 12    -    Bridge Note Financing

Note 13    -    Income Taxes

Note 14    -    Stock Options and Warrants

Note 15    -    Earnings Per Common Share

Note 16    -    Supplemental Disclosures to Statement of Cash Flows

Note 17    -    Forgiveness of Debt

Note 18    -    Risks and Uncertainties

Note 19    -    Concentrations

Note 20    -    Commitments and Contingencies

Note 21    -    Subsequent Events

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
Peabodys Coffee, Inc. (the "Company") is a retailer and marketer of certified organic specialty coffee beverages and packaged whole bean coffees. The Company owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California. The Company has also established wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues under its Black Rhino Coffee(TM) brand.

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

Concentration of Credit Risk
----------------------------
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash and cash equivalents.

Property and Equipment
----------------------
Property and equipment are recorded at cost. Depreciation and amortization are primarily accounted for on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. The amortization of site improvements is based on the shorter of the lease term or the life of the improvement.

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred. No impairment of the net goodwill value has occurred during the years ended March 31, 2003 and 2002.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Stock Transaction Costs
-----------------------
Transaction costs related to the sale of common shares are recorded as a reduction to capital raised by the Company.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation depending on job classification, length of service and other factors. The liability for such paid vacation time has been accrued in the accompanying financial statements.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying value of long-term debt approximates fair value.

Deferred Expenses
-----------------
Deferred expenses represent the deferred portion of the fair value of stock issued to consultants and one director for services that are being expensed over the respective lives of the contracts. The current amortization charge to operations is related to the Company receiving services in connection with the underlying agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

Reclassifications
-----------------
Certain amounts from the March 31, 2002 financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

At March 31, 2003 and 2002, amounts due to and due from related parties consisted of the following:

                                             2003            2002
                                         ------------    ------------
     Receivables from related parties    $      1,158    $     10,188
                                         ============    ============

     Payables to related parties         $     28,935    $     22,285
                                         ============    ============

Related parties provided management, sales representation, and other services to the Company on various business issues. Fees incurred for such services during the years ended March 31, 2003 and 2002 amounted to $65,492 and -0-, respectively.

Purchases from a related party supplier for the years ended March 31, 2003 and 2002 totaled $-0- and $43,934 for equipment, and $-0- and $128,762 for coffee and related products, respectively.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the years ended March 31, 2003 and 2002, the following stock option and warrant transactions occurred with members of the Company's board of directors:

                                                    2003               2002
                                                ------------       ------------
     Options and warrants granted,
     prices from $.05 to $.40 per share              330,000          2,360,000

     Options and warrants expired
     price $1.00 per share                            70,000                  -

     Options and warrants exercised,
     price $.05 per share                            240,000                  -

     Options and warrants cancelled,
     price $.05 per share                                  -            720,000

     Options and warrants held at year-end,
     prices from $.05 to $1.00 per share           1,927,429          1,907,429

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,222,897 and $872,007, respectively, as of March 31, 2003.

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

Management plans to address these challenges by focusing on the further development of the Black Rhino Coffee(TM) brand in the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 500 supermarkets. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings. The brand has experienced reorders from all of its retail distribution channels and management believes that further orders will continue, quite possibly on an accelerated basis.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 3 - GOING CONCERN (CONTINUED)

Management believes that the introduction of Black Rhino ground coffee will increase revenue, allowing access to a broader consumer market and that new redesigned brand packaging will improve the in-store shelf impact. Management has also re-aligned upstream supply chain to meet operational requirements of the grocery and mass retail distribution channels and re-designed business processes to support those operational requirements.

Management believes that entry to this new market sector will eventually expose the Company to financing opportunities - such as project-based debt financing secured by purchase orders or accounts receivable. Management also believes that an orderly exit from full service retail will allow for the redeployment of capital to support the Company's strategic goal while reducing central overhead costs.

There is no assurance that management's plans will be successful or if successful, that they will result in the Company continuing as a going concern. Additionally, the sale of additional equity or other securities will result in dilution of the Company's stockholders.


NOTE 4 - INVENTORIES

At March 31, 2003 and 2002, inventories were comprised of the following:

                                                       2003            2002
                                                 ----------      ----------
     Coffee                                      $   27,515      $   17,330
     Other merchandise held for sale                 20,477          33,722
     Packaging and other supplies                    26,675          12,186
                                                 ----------      ----------
                                                 $   74,667      $   63,238
                                                 ==========      ==========


NOTE 5 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At March 31, 2003 and 2002, property and equipment were comprised of the following:

                                                       2003            2002
                                                 ----------      ----------
     Kiosk carts                                 $  156,078      $  281,983
     Kiosk equipment                                148,850         293,415
     Equipment and furniture                        165,436         232,482
     Signage                                         61,507          50,613
     Site improvements                               73,929         127,434
     Assets not in service                           93,824              --
                                                 ----------      ----------
                                                    699,624         985,927
     Less: accumulated depreciation                (428,661)       (570,317)
                                                 ----------      ----------
                                                 $  270,963      $  415,610
                                                 ==========      ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 5 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS (CONTINUED)

Included in other assets at March 31, 2003 and 2002, were intangible assets comprised of the following:

                                                       2003            2002
                                                 ----------      ----------
     Amortized assets:
     Non competition agreement                   $   25,000      $   25,000
     Other identifiable intangibles                  27,341          15,770
                                                 ----------      ----------
                                                     52,341          40,770
     Less: accumulated amortization                 (39,800)        (26,544)
                                                 ----------      ----------
                                                 $   12,541      $   14,226
                                                 ==========      ==========

     Unamortized assets:
     Trade name                                  $   50,053      $   22,673
                                                 ==========      ==========

The Company recognized depreciation and amortization expense for the years ended March 31, 2003 and 2002 as follows:

                                                       2003            2002
                                                 ----------      ----------
     Depreciation                                $  151,293      $  115,020
     Amortization                                    13,056          16,944
                                                 ----------      ----------
                                                 $  164,349      $  131,964
                                                 ==========      ==========

NOTE 6 - ACCOUNTS PAYABLE

At March 31, 2003 and 2002, approximately 40% and 39% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

NOTE 7 - ACCRUED EXPENSES

At March 31, 2003 and 2002, accrued expenses were comprised of the following:

                                                       2003            2002
                                                 ----------      ----------
     Accrued interest                            $   49,937      $   32,272
     Accrued wages                                   58,263          47,393
     Estimated use tax                               32,008          32,008
     Accrued payroll taxes                          201,145         162,397
     Other                                            2,156           5,650
                                                 ----------      ----------
                                                 $  343,509      $  279,720
                                                 ==========      ==========

The Company has accrued past due payroll tax obligations to the Internal Revenue Service and the State of California. As of March 31, 2003 and 2002, the total amounts past due were $181,312 and $134,827, respectively. The Company continues to work with the Internal Revenue Service and the State of California to resolve these issues. Subsequent to March 31, 2003, the Company has paid an additional $21,000 towards the past due obligations.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 8 - SHORT-TERM BORROWINGS

The Company periodically borrows funds to provide short-term working capital. These working capital loans are unsecured. As of March 31, 2003 and 2002, short-term borrowings were comprised of the following:

                                                                2003       2002
                                                             ---------   -------
     Unsecured short-term note, payable to a shareholder,
     interest only payable monthly at 8% per annum           $  50,000   $    --

     Unsecured, non-interest bearing obligation, payable
     to a shareholder, due on demand                            10,000        --

     Unsecured,  non-interest  bearing obligation,
     payable to the Company's former legal counsel, due
     in monthly installments of $3,000 through
     July 1, 2003                                                9,000        --
                                                             ---------   -------
                                                             $  69,000   $    --
                                                             =========   =======

NOTE 9 - SECURED CONVERTIBLE DEBENTURES

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

The first tranche, in the amount of $250,000, was consummated December 20, 2002 and the convertible debentures relating to the first tranche are due December 20, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, were approximately $201,000. The second tranche, in the amount of $250,000, was consummated January 23, 2003 and the convertible debentures relating to the second tranche are due January 23, 2004. The aggregate net proceeds of the January 2003 tranche, were approximately $215,000. Subsequent to March 31, 2003, the third tranche, in the amount of $250,000 was consummated on May 20, 2003. The aggregate net proceeds of the third tranche were approximately $212,000.

The debentures initially are convertible into shares of common stock at the lesser of $0.30 per share or 50% of the average of the three lowest intraday trading prices for a share of common stock during the twenty trading days immediately preceding conversion.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 9 - SECURED CONVERTIBLE DEBENTURES (CONTINUED)

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, using the intrinsic value method, the Company allocated the total $250,000 for each tranche to the conversion feature resulting in a corresponding credit to additional paid in capital. The Company is recording as financing costs the excess of the fair market value of the common stock at the debenture issuance date over the conversion price. For the year ended March 31, 2003, the financing cost amounted to a total of $500,000 for the debentures due December 20, 2003 and January 23, 2004.

Upon the issuance of the December 2002 debentures, the Purchasers received five-year term warrants to purchase 625,000 shares of the Company's common stock at an initial exercise price of $0.25 per share. Upon the issuance of the January 2003 debentures, the Purchasers received five-year term warrants to purchase 625,000 shares of the Company's common stock at an initial exercise price of $0.25 per share. Subsequent to March 31, 2003, upon the issuance of the May 2003 debentures, the Purchasers received five-year term warrants to purchase 625,000 shares of the Company's common stock at an initial exercise price of $0.25 per share. The fair market value of the warrants were deemed immaterial as estimated on the grant date using the Black-Scholes option pricing method as required under SFAS 123. As of the date of this report no warrants have been exercised.

NOTE 10 - LEASE OBLIGATIONS

The Company leases office space under an operating lease expiring October 31, 2003. Rental expense under this lease agreement amounted to $34,823 and $32,086 for the years ending March 31, 2003 and 2002, respectively.

During the year ended March 31, 2002, the Company entered a long-term lease for store space under an operating lease expiring January 31, 2008, with an option to renew for an additional five years. Rental expense under this lease agreement amounted to $39,389 and $16,750 for the years ended March 31, 2003 and 2002, respectively.

During the year ended March 31, 2003, the Company entered a long-term lease for store space under an operating lease expiring January 31, 2008, with an option to renew for an additional five years. Rental expense under this lease agreement amounted to $3,200 for the year ended March 31, 2003.

Future minimum rental payments under these operating leases are as follows:

          Year ended March 31                    Amount
          -------------------                  ---------
                  2004                         $ 113,448
                  2005                            95,776
                  2006                            99,195
                  2007                           102,763
                  2008                            89,677
                  Thereafter                           -
                                               ---------
                                               $ 500,859
                                               =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 11 - LONG-TERM DEBT

The outstanding balance of long-term debt at March 31, 2003 and 2002 is summarized as follows:

                                                              2003       2002
                                                            --------   --------
     10% note, unsecured, payable in monthly installments
     of $4,164 including interest, due December 1, 2004     $ 69,340   $     --

     10% notes, unsecured, payable in monthly installments
     of $106 to $212 including interest, due
     through June 30, 2007                                    13,059         --

     10% note, unsecured, payable in monthly installments
     of $850 including interest, due March 31, 2007
     (converted to common stock)                                  --     40,000

     Less current portion                                    (35,922)    (6,491)
                                                            $ 46,477   $ 33,509
                                                            ========   ========

Aggregate maturities of long-term debt over the next five years are as follows:

          Year ended March 31                    Amount
          -------------------                  ---------
                  2004                         $  35,922
                  2005                            38,970
                  2006                             3,219
                  2007                             3,556
                  2008                               732
                                               ---------
                                               $  82,399
                                               =========

NOTE 12 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of March 31, 2003 and 2002, there were $35,000 of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and was obligated to repay the principal balance in full on December 31, 1998. As of March 31, 2003 and 2002, the Company has accrued $38,430 and $32,132 of interest payable on these notes, respectively. As of March 31, 2003, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 13 - INCOME TAXES

The Company has recorded a valuation allowance as an offset to the income tax benefits of its net operating losses for the years ended March 31, 2003 and 2002. This allowance is due to the uncertainty of realizing the necessary income to utilize the loss carry forwards.

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

The Company's net operating loss carryovers and related expiration dates are as follows:

                            Expires                            Expires
              Federal      Tax Year            California     Tax Year
              -------      --------            ----------     --------
          $   480,000          2008           $         -      Expired
            1,014,000          2009                     -      Expired
            1,034,000          2010                     -      Expired
              935,000          2017                     -      Expired
              635,000          2018               317,000         2003
              585,000          2019               322,000         2004
              350,000          2021               193,000         2006
            1,710,000          2022               942,000         2007
          -----------                         -----------
          $ 6,743,000                         $ 1,774,000
          ===========                         ===========

The details of deferred tax assets and liabilities are as follows:

                                                       2003            2002
                                                 ----------      ----------
     Deferred tax liabilities                    $       --      $       --
     Deferred tax assets                          1,840,000       1,340,000
     Valuation allowance                         (1,840,000)     (1,340,000)
                                                 ----------      ----------
     Net deferred tax asset                      $       --      $       --
                                                 ==========      ==========

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

Under the 1995 Plan, options to purchase 70,000 shares of common stock, at an exercise price of $0.80 per share, were outstanding as of March 31, 2003 and 2002.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Under the 1999 Plan, options to purchase 145,429 shares of common stock, at an exercise price ranging from $0.70 to $1.00 per share, were outstanding as of March 31, 2003 and 2002.

Non plan options to purchase 3,637,000 and 3,046,000 shares of common stock, at an exercise price ranging from $0.05 to $2.00 per share, were outstanding as of March 31, 2003 and 2002, respectively,

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion 25 and related interpretations. Accordingly, no compensation expense has been recognized in the financial statements.

SFAS 123 requires the disclosure of pro forma net income/loss and net income/loss per share as if the Company adopted the fair value method of accounting for stock-based awards. Had compensation costs for the Company's stock-based compensation plans been accounted for using the fair value method at the grant dates using the Black-Scholes model, the Company's net loss and net loss per share would have been as follows:

                                                 Pro Forma          As Reported
                                              --------------     --------------
     Fiscal Year Ended March 31, 2003
     Net Loss                                 $   (1,713,691)    $   (1,764,963)
     Net Loss per Common Share                $        (0.08)    $        (0.09)

     Fiscal Year Ended March 31, 2002
     Net Loss                                 $     (611,965)    $     (626,423)
     Net Loss per Common Share                $        (0.04)    $        (0.04)

A summary of the stock option activity for the two years ended of March 31, 2003 follows:

                                                  Number of   Weighted-Average
                                                   Options     Exercise Price
                                                 Outstanding       Per Share
                                                 ----------       ----------
     Balance at March 31, 2001                      683,429       $     .967
     Granted                                      3,396,000             .137
     Exercised                                      (70,000)            .200
     Canceled                                      (720,000)            .050
     Forfeited                                      (28,000)            .661
                                                 ----------       ----------
     Balance at March 31, 2002                    3,261,429       $     .325
                                                 ==========       ==========
     Exercisable at March 31, 2002                2,116,279       $     .432
                                                 ==========       ==========

     Granted                                      1,175,000       $     .154
     Exercised                                     (474,000)            .050
     Canceled                                            --             .000
     Forfeited                                     (110,000)            .050
                                                 ----------       ----------
     Balance at March 31, 2003                    3,852,429       $     .314
                                                 ==========       ==========
     Exercisable at March 31, 2003                3,579,879       $     .321
                                                 ==========       ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The number of options outstanding, and the exercise prices as of March 31, 2003 and 2002 are as follows:

         Exercise Price                       2003                  2002
         --------------                  ---------             ---------
           $ 0.05                        1,562,000             1,626,000
           $ 0.15                          250,000                     -
           $ 0.20                          545,000               320,000
           $ 0.25                          200,000               200,000
           $ 0.35                          200,000               200,000
           $ 0.40                          380,000               200,000
           $ 0.50                          200,000               200,000
           $ 0.70                          127,429               127,429
           $ 0.80                           70,000                70,000
           $ 1.00                          118,000               118,000
           $ 1.50                          100,000               100,000
           $ 2.00                          100,000               100,000
                                         ---------             ---------
                                         3,852,429             3,261,429
                                         =========             =========

A summary of the warrant activity for the two years ended of March 31, 2003 follows:

                                                  Number of    Weighted-Average
                                                   Warrants     Exercise Price
                                                 Outstanding       Per Share
Balance at March 31, 2001                         1,428,638       $     .760
Granted                                             240,000             .483
Exercised                                          (308,731)            .050
Canceled                                                 --             .000
Forfeited                                                --             .000
                                                 ----------       ----------
Outstanding and exercisable at March 31, 2002     1,359,907       $     .872
                                                 ==========       ==========

Granted                                           1,919,000       $     .214
Exercised                                                --             .000
Canceled                                           (294,000)            .400
Forfeited                                          (350,000)            .794
                                                 ----------       ----------
Outstanding and exercisable at March 31, 2003     2,634,907       $     .456
                                                 ==========       ==========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The number of warrants outstanding, and the exercise prices as of March 31, 2003 and 2002 are as follows:

         Exercise Price                    2003               2002
         --------------               ---------          ---------
           $ 0.0003                     300,000                  -
           $ 0.01                       100,000                  -
           $ 0.10                       150,000            150,000
           $ 0.25                     1,350,000                  -
           $ 0.35                             -            100,000
           $ 0.40                        15,000             40,000
           $ 0.50                       200,000            200,000
           $ 0.70                        92,500            332,500
           $ 1.00                       227,407            337,407
           $ 2.00                       100,000            100,000
           $ 2.50                       100,000            100,000
                                      ---------          ---------
                                      2,634,907          1,359,907
                                      =========          =========

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended March 31, 2003 and 2002, were approximately 20,578,034 and 17,195,799, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the years ended March 31, 2003 and 2002, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants are anti-dilutive and therefore not included.

NOTE 16 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the years ended March 31, 2003 and 2002 are as follows:

                                                              2003          2002
                                                        ----------    ----------
     Issuance of common stock in exchange for
     discharge of obligations on long-term borrowings,
     trade payables, and other liabilities              $  300,356    $   15,400

     Trade payables and accrued expenses forgiven          138,619        54,667

     Issuance of common stock in exchange for
     services provided                                      96,500       128,750

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 16 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS (CONTINUED)

                                                              2003          2002
                                                        ----------    ----------
     Conversion of trade payables to notes payable      $   89,557             -

     Credit memos issued to customers for
     slotting agreements                                    82,500             -

     Sale of equipment in exchange for obligations
     on trade payables and other liabilities                     -        47,195

     Reduction of obligation to issue shares of
     common stock                                                -        24,000

     Issuance of common stock in exchange for
     property and equipment                                      -        10,000

NOTE 17 - FORGIVENESS OF DEBT

Forgiveness of debt amounted to $138,619 and $54,667 for the years ending March 31, 2003 and 2002, respectively. This income represents the forgiveness of trade payables and accrued expenses recorded as expenses in the current and prior years. Significant transactions relating to forgiveness of debt are explained in the following paragraphs.

During the year ended March 31, 2003, the Company's legal counsel agreed to forgive accrued legal fees totaling $75,059. These fees were accrued in the Company's litigation against a former executive. Another of the Company's legal counsel agreed to accept an option to purchase 250,000 shares of common stock, with an exercise price of $0.15 per share as full and final settlement for accrued legal fees totaling $24,665. These fees were accrued in the Company's regular course of business.

During the year ended March 31, 2002, a client of the Company agreed to forgive accrued revenue sharing obligations totaling $35,026. The Company continues to operate its retail espresso coffee bar kiosks at the client's facilities.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE 18 - RISKS AND UNCERTAINTIES (CONTINUED)

The Company has applications pending with the U.S. Patent and Trademark Office for the registration of the following trademarks: "Black Rhino Coffee," "Alma Blend," "Spiritu Blend," "Coffee with Body and Soul," and "Black Rhino Coffee with Rhinoceros design." It has also filed applications for the registration of the "Black Rhino Coffee" trademark in Canada and the European Community. The applications for "Black Rhino Coffee" and "Black Rhino Coffee with Rhinoceros design" were denied by the U.S. Patent and Trademark Office on January 27, 2003. The Company plans to file an appeal prior to July 27, 2003. It is also in negotiations to enter a coexistence agreement with the holder of a similar mark.

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

The Company's kiosks are located throughout California. The Company's four major clients represent 47% and 60% of its gross revenues, with the largest client in each year representing 13% and 24% for the years ended March 31, 2003 and 2002, respectively.

As of March 31, 2003 and 2002, the Company's officers and directors own approximately 13% and 15%, respectively, of the outstanding shares of common stock. The Company's dividend policy, as well as other major decisions such as wages, acquisitions and financing by the Company will be significantly influenced and controlled by such officers and directors.

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

The Company has engaged in settlement negotiations for over nine months regarding the status of the 500,000 shares transferred by Mr. Young to various individuals with no resolution as of this date. Management anticipates that it will reach a settlement within the next three to six months and that the settlement will provide for the redemption by the Company of the 500,000 shares currently owned by Mr. Young and his transferees. At the very least, management expect that the court will enjoin Mr. Young and his transferees from registering any of the 500,000 shares received by them.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at March 31, 2003 and 2002.

NOTE 21 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the Company sold two operating units in Southern California. These units accounted for approximately 11.6% of the Company's sales revenue and 13.0% of the Company's gross profit for the year ended March 31, 2003.

Subsequent  to  March  31,  2003,  the  purchasers  of  the  Company's   secured
convertible debentures have elected to convert a total of $63,000 plus accrued interest into 1,119,492 shares of common stock.

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

6.6****        Securities Purchase Agreement for the Convertible Debentures.

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

****Incorporated by reference to the Company's Form SB-2, as amended, originally filed with the Commission on January 9, 2003.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: ___________/S/____________
                                            Todd Tkachuk, President

                                        Date: July 15, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                             Date
---------                            -----                             ----


________/S/_____________     President, Chief Financial            July 15, 2003
Todd N. Tkachuk              Officer, and Director (Principal
                             Executive Officer and Principal
                             Financial Officer)

________/S/_____________     Director                              July 15, 2003
Roman Kujath


________/S/_____________     Director                              July 15, 2003
Barry Gibbons


________/S/_____________     Director                              July 15, 2003
David Lyman


________/S/_____________     Director                              July 15, 2003
John Phillips

I, Todd N. Tkachuk, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peabodys Coffee, Inc., ("the registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           /s/ Todd N. Tkachuk
                           ----------------------------
                           Todd N. Tkachuk
                           President, Chief Executive Officer,
                           Chief Financial Officer
                           July 15, 2003