Form 10QSB
period 2003-06-30
PEABODYS COFFEE INC/NV
filed 2003-08-19
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,761,558 shares of common stock.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

                                                             2003             2002
                                                         ------------     ------------
ASSETS

Current Assets
    Cash                                                 $      7,270     $      6,211
    Other receivables                                          52,180           49,186
    Inventories                                                54,462           61,048
    Prepaid expenses                                           25,722            7,322
                                                         ------------     ------------
          Total Current Assets                                139,634          123,767

    Property and equipment (net)                              164,170          391,378
    Deposits and other assets                                  84,561          226,331
                                                         ------------     ------------

    Total Assets                                         $    388,365     $    741,476
                                                         ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Cash overdraft                                       $         --     $     39,520
    Accounts payable                                          390,557          592,214
    Accrued expenses                                          305,372          244,236
    Short-term borrowings                                      60,000           10,000
    Short-term deferred revenue                                12,500               --
    Secured convertible debentures                            687,000               --
    Current portion of long-term debt                          35,988           46,673
    Bridge note financing                                      35,000           35,000
                                                         ------------     ------------
          Total Current Liabilities                         1,526,417          967,643
                                                         ------------     ------------

Long-term debt, net of current portion                         45,776          231,710
Long-term deferred revenue                                     12,500               --
                                                         ------------     ------------
    Total long-term liabilities                                58,276          231,710
                                                         ------------     ------------
          Total Liabilities                                 1,584,693        1,199,353

Stockholders' Deficit
    Common stock authorized - 50,000,000 shares,
    issued and outstanding, 22,980,616 and 19,516,695
    $.001 par value                                            23,006           19,517

    Paid-in capital                                         6,289,204        5,037,661
    Deferred expenses                                         (49,999)         (64,466)
    Accumulated deficit                                    (7,458,539)      (5,450,589)
                                                         ------------     ------------

          Total Stockholders' Deficit                      (1,196,328)        (457,877)
                                                         ------------     ------------

          Total Liabilities and Stockholders' Deficit    $    388,365     $    741,476
                                                         ============     ============

                 See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    UNAUDITED

                                                      2003             2002
                                                  ------------     ------------

Sales                                             $    545,093     $    799,797

Cost of Sales                                          232,301          328,949
                                                  ------------     ------------

    Gross Profit                                       312,792          470,848

Operating expenses
    Employee compensation and benefits                 304,452          388,299
    General and administrative expenses                 97,953           81,873
    Occupancy                                           66,333           88,743
    Director and professional fees                     121,876          116,640
    Depreciation and amortization                       29,442           31,895
    Other operating expenses                                --               --
                                                  ------------     ------------
                                                       620,056          707,450
                                                  ------------     ------------

    Operating Loss                                    (307,264)        (236,602)

Other income (Loss)                                    (81,373)           7,892
Legal expense - former president/CEO                        --         (130,000)
Interest and other expense                            (270,534)          (6,374)
                                                  ------------     ------------

    Net loss before extraordinary item                (659,171)        (365,084)
    Extraordinary item - forgiveness of debt                --              172
                                                  ------------     ------------

    Net Loss                                          (659,171)        (364,912)

Accumulated Deficit, beginning of period            (6,799,368)      (5,085,677)
                                                  ------------     ------------

Accumulated Deficit, end of period                $ (7,458,539)    $ (5,450,589)
                                                  ============     ============


Earnings per common share:
    Net loss before extraordinary item            $      (0.03)    $      (0.02)
    Extraordinary item                                      --             0.00
                                                  ------------     ------------
    Net loss                                      $      (0.03)    $      (0.02)
                                                  ============     ============

                 See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    UNAUDITED

                                                                        2003             2002
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $   (659,171)    $   (364,912)
Adjustments to reconcile net loss to net cash
provided by (applied to) operating activities:
     Depreciation and amortization                                        29,442           31,895
     Debt settlements and forgiveness of debt                                 --           (1,138)
     Loss on disposal of property and equipment                           81,373               --
     Non-cash consulting fees                                             19,082           43,531
     Financing costs-convertible debentures                              250,000               --
Changes in operating assets and liabilities:
     Receivables                                                         (35,222)          18,241
     Inventories                                                          20,206            2,190
     Prepaid expenses                                                     22,732           (5,312)
     Cash overdraft                                                      (24,644)          (8,975)
     Accounts payable                                                     29,540          186,913
     Accrued expenses                                                    (38,137)         (35,484)
     Increases in deferred revenue                                        25,000               --
                                                                    ------------     ------------
          Net cash provided by (applied to) operating activities        (279,799)        (133,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                       (4,023)         (57,253)
Changes in valuation of Goodwill                                          36,839               --
Changes to deposits and other assets                                       5,004          (71,175)
                                                                    ------------     ------------
          Net cash applied to investing activities                        37,820         (128,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                               --           12,000
Proceeds from issuance of notes payable                                       --          254,000
Proceeds from issuance of secured debentures                             250,000               --
Conversion of secured debentures to common stock                           2,768               --
Repayments of short-term borrowings                                       (9,000)              --
Principal reductions of notes payable                                       (635)          (5,617)
                                                                    ------------     ------------
          Net cash provided by financing activities                      243,133          260,383

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                           1,154           (1,096)

CASH AND CASH EQUIVALENTS
Beginning of period                                                        6,116            7,307
                                                                    ------------     ------------
End of period                                                       $      7,270     $      6,211
                                                                    ============     ============

                 See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note      1     -   Significant Accounting Policies

Note      2     -   Going Concern

Note      3     -   Inventories

Note      4     -   Property and Equipment, and Intangible Assets

Note      5     -   Accounts Payable

Note      6     -   Accrued Expenses

Note      7         Deferred Revenue

Note      8     -   Short-Term Borrowings

Note      9     -   Long-Term Debt

Note     10     -   Bridge Note Financing

Note     11     -   Earnings Per Common Share

Note     12     -   Supplemental Disclosures to Statement of Cash Flows

Note     13     -   Commitments and Contingencies

Note     14         Subsequent Events

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

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

Basis of Presentation
---------------------
In the opinion of management, all adjustments of a normal and recurring nature, which were considered necessary for a fair presentation of these financial statements, have been included. It is suggested that these statements are read in conjunction with the financial statements and footnotes thereto included in the annual report of the Company on Form 10-KSB for the year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 may not necessarily be indicative of the operating results for the entire fiscal year.

Incorporation by Reference
--------------------------
The following notes from the Company's audited financial statements for the years ended March 31, 2003 and 2002 included in the Annual Report of the Company on Form 10-KSB, filed with the Commission on July 15, 2003, are hereby incorporated by reference:

     Note 2 - Related Party Transactions
     Note 10 - Lease Obligations
     Note 13 - Income Taxes
     Note 14 - Stock Options and Warrants
     Note 18 - Risks and Uncertainties
     Note 19 - Concentrations

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Intangible Assets
-----------------
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives will be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred. No impairment of the net goodwill value has occurred during the three months ended June 30, 2003 and 2002. On June 12, 2003, $40,930 in goodwill was reversed due to the sale of the related assets.

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

Reclassifications
-----------------
Certain  amounts  from  the  June  30,  2002  financial   statements  have  been
reclassified to conform to the current year presentation.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,386,783 and $790,544, respectively, as of March 31, 2003.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 3 - INVENTORIES

At June 30, 2003 and 2002, inventories were comprised of the following:

                                          2003            2002
                                      ------------    ------------
     Coffee                           $     18,126    $     19,240
     Other food and beverage items          13,117          28,775
     Packaging and other supplies           23,219          13,033
                                      $     54,462    $     61,048

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 4 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At June 30, 2003 and 2002, property and equipment were comprised of the following:

                                                 2003             2002
                                             ------------     ------------

     Kiosk carts                                   84,042          263,733
     Kiosk equipment                               85,525          293,663
     Equipment and furniture                      169,625          263,430
     Signage                                       28,609           53,032
     Site improvements                             52,731          116,592
     Assets not in service                         93,824               --
                                             ------------     ------------
                                                  514,356          990,450
     Less: accumulated depreciation              (350,186)        (599,072)
                                             ------------     ------------
                                             $    164,170     $    391,378
                                             ============     ============

Included in other assets at June 30, 2003 and 2002, were intangible assets comprised of the following:

                                                 2003             2002
                                             ------------     ------------
     Goodwill                                $         --     $     40,930
     Non competition agreement                         --           25,000
     Trade name                                    53,224           83,497
     Kiosk design                                      --            1,170
     Other identifiable intangibles                50,100           14,600
                                             ------------     ------------
                                                  103,324          165,197
     Less:  accumulated amortization              (40,100)         (33,776)
                                             ------------     ------------
                                             $     63,224     $    131,421
                                             ============     ============

The Company recognized depreciation and amortization expense for the three months ended June 30, 2003 and 2002 as follows:

                                                 2003             2002
                                             ------------     ------------
     Depreciation                            $     26,872     $     28,755
     Amortization                                   2,570            3,140
                                             ------------     ------------
                                             $     29,442     $     31,895
                                             ============     ============

NOTE 5 - ACCOUNTS PAYABLE

At June 30, 2003 and 2002, approximately 41% and 28% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 6 - ACCRUED EXPENSES

At June 30, 2003 and 2002, accrued expenses were comprised of the following:

                                                 2003             2002
                                             ------------     ------------
     Accrued interest                           66,004.00     $     43,020
     Accrued wages                              33,824.00           40,071
     Accrued sales and use tax                  31,083.00           32,008
     Accrued payroll taxes                     171,666.00          123,787
     Other                                       2,795.00            5,350
                                             ------------     ------------
                                             $    305,372     $    244,236
                                             ============     ============

As of June 30, 2003, the Company has accrued past due payroll tax obligations to the Internal Revenue Service in the amount $148,859. As of June 30, 2002, the Company had accrued past due payroll tax obligations to the Internal Revenue Service and the State of California in the amount $171666. As of March 31, 2002, the past due payroll tax obligations to the State of California have been fully satisfied.

NOTE 7 - DEFERRED REVENUE
On June 12, 2003, David Thorpe, purchased a two year licensing agreement, related to sale of our San Diego State University site assets, in the amount of $25,000. This agreement has duration of two years and will be amortized on a straight-line basis starting in July of 2003. The deferred revenue has been allocated to current and non-current liabilities

NOTE 8 - SHORT-TERM BORROWINGS
During the three months ended June 30, 2003 and 2002, the Company borrowed funds to provide short-term working capital. Details of these loans are as follows:

                                                                           2003                   2002
                                                                       -------------           ------------
     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2004                       $  10,000               $        -

     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2004                       $  50,000               $        -

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED


NOTE 9 - LONG-TERM DEBT

The Company has available a $300,000, unsecured line of credit with a related party. Each advance against this line of credit is evidenced by an interest bearing note. For each note, the Company is obligated to issue a warrant to purchase one share of common stock for each dollar borrowed, at an exercise price of $ 0.40 per share. The outstanding balance at June 30, 2003 is summarized as follows.


10% Note, unsecured, payable in monthly installments
of $2,528.40 including interest, due 04/30/07                  -      115,914

10% Note, unsecured, payable in monthly installments
of $1,593.53 including interest, due 05/30/07                  -       74,031

10% Note, unsecured, payable in monthly installments
of $1,062.36 including interest, due 06/30/07                  -       50,000

10% Note, unsecured, payable in monthly installments                        -
of $212.47 including interest, due 05/31/07             $   8,235

10% Note, unsecured, payable in monthly installments                        -
of $106.24 including interest, due 06/30/07                 4,189

10% Note, unsecured, payable in monthly installments
of $3,136.77 including interest, due 03/31/05              69,340

Less current portion                                       35,988     (46,673)
                                                        ---------    --------
                                                        $ 117,752    $231,710
                                                        =========    ========

Aggregate maturities of long-term debt over the next five years are as follows:

          Twelve months ended June 30          Amount
                                            -------------
          2004                              $      34,106
          2005                                     35,560
          2006                                     11,542
          2007                                      3,433
          2008                                          -
                                            $      84,640

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 10 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of June 30, 2003 and 2003, there were $35,000 and $35,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of June 30, 2003 and 2002, the Company has accrued $40,089 and $33,650 respectively, of interest payable on these notes. As of June 30, 2003, the Company has not received any notice of default relating to the notes.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 11 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the three months ended June 30, 2003 and 2002, were 22,761,558 and 19,377,039, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the three months ended June 30, 2003 and 2002, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.


NOTE 12 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the three months ended June 30, 2003 and 2002 are as follows:

                                                         2003           2002
                                                      -----------    -----------

Issuance of common stock in exchange for
     services provided                                $         -    $    80,000

Sale of equipment in exchange for receivable                    -         52,730

Trade payables and accrued expenses forgiven                    -          6,771

Converson of 10.0% secured debentures to
     shares of common stock                               (63,000)             -

Issued 10.0% secured convertible debentures               250,000              -

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

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

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at June 30, 2003 and 2002.

NOTE 14 - SUBSEQUENT EVENTS

Conversion of debentures

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

     REVENUES

     Net revenues for the three months ended June 30, 2003 decreased 31.8% to $545,094 from $799,797 for the same period in fiscal 2002. This was primarily due to the closing of new hospital locations and a retail cafe in Southern California. Retail sales accounted for 100% of revenues for both periods.

     COSTS AND EXPENSES

     Cost of sales for the three months ended June 30, 2003 decreased 29.4% to $232,301 from $328,949 for the same period in fiscal 2002. As a percentage of net revenues, cost of sales increased to 41.1% for the three months ended June 30, 2003 from 39.0% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to lower margin products offered at the Company's retail cafe in Southern California.

     Employee compensation and benefits for the three months ended June 30, 2003 decreased to $304,452 from $388,299 for the same period in fiscal 2002. As a percentage of net revenues, employee compensation and benefits increased to 49.0% for the three months ended June 30, 2002 from 44.2% for the comparable period in fiscal 2001. The increase as a percent of net revenues is primarily due to increased workers compensation insurance rates.

     General and administrative expenses for the three months ended June 30, 2003 increased to $97,953 from $81,873 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses increased to 10.2% for the three months ended June 30, 2003 from 7.8% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to training costs associated with the hiring of new employees.

     Occupancy costs for the three months ended June 30, 2003 decreased to $66,333 from $88,743 for the same period in fiscal 2003. As a percentage of net revenues, occupancy costs decreased to 11.1% for the three months ended June 30, 2003 from 11.5% for the comparable period in fiscal 2002.

     Director and professional fees for the three months ended June 30, 2003 increased to $121,876 from $116,640 for the same period in fiscal 2002. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in penetrating new markets with its packaged consumer brand of Black Rhino Coffee(TM). In addition, the Company recognized the fees related to its annual audit for the year ended March 31, 2003 during the three months ended June 30, 2003. Comparable annual audit fees for the year ended March 31, 2002 were recognized during the three months ended September 30, 2002.

     Depreciation and amortization expense for the three months ended June 30, 2003 increased to $29,442 from $31,895 for the same period in fiscal 2002. As a percentage of net revenues, depreciation and amortization expense decreased to 4.0% for the three months ended June 30, 2003 from 4.1% for the comparable period in fiscal 2002.

     Operating losses for the three months ended June 30, 2003 increased to $307,264 from $236,602 the same period in fiscal 2002. As a percentage of net revenues, operating losses increased to 29.6% for the three months ended June 30, 2003 from 11.6% for the comparable period in fiscal 2002.

     Legal expense related to the Company's pending litigation against its former president/CEO amounted to $130,000 for the three months ended June 30, 2003. On May 8, 2002, the Company initiated legal action against its former CEO, Clifford Brent Young, and others. The complaint alleged, among other things, that Mr. Young, in association with a former employee of the Company, had breached contractual duties, and/or committed torts, in connection with the purported cancellation of contracts between the Company and a client, and in connection with other acts of competition, disparagement, and conversion. On May 30, 2002, Mr. Young filed a petition for bankruptcy with the United States Bankruptcy Court, Central District of California, staying the action as to him. The ultimate ability of the Company to pursue relief against Mr. Young remains to be determined, and there can be no assurance that the Company will be successful in pursuing its claims in that forum. The Company has settled its claims against the former employee.

     Net loss for the three months ended June 30, 2003 increased to $659,171 from $364,912 for the same period in fiscal 2002. As a percentage of net revenues, net losses increased to 45.6% for the three months ended June 30, 2003 from 7.9% for the comparable period in fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Despite the Company's "unit level" profitability, the Company has not been profitable. As the accompanying financial statements show, for the three months ended June 30, 2003, the Company had a net operating loss of $307,264, and an overall net loss of $659,171. At June 30, 2003, the Company has a working capital deficit of $1,386,783, and a shareholders' deficit of $1,196,328.

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

     Cash applied to investing activities for the three months ended June 30, 2003 consisted of capital additions to property and equipment of $4,023 and decreases to deposits and other assets of $5,004. The capital additions were primarily related to costs associated with refurbishing existing kiosks. The increases to deposits and other assets were primarily costs associated with the development of the Black Rhino Coffee(TM) brand.

     The Company had net cash provided from financing activities for the three months ended June 30, 2003 totaling $243,133. In January 2002, the Company secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs. Cash from financing activities primarily consists of $254,000 from net long-term borrowings under the line of credit, and $12,000 net proceeds from the sale of Company stock. These amounts were primarily utilized in the day-to-day operations of the Company.

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


                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: ___________/S/___________
                                            Todd Tkachuk, President
                                        Date: August 14, 2003

I, Todd N. Tkachuk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peabodys Coffee, Inc., ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           /s/ Todd N. Tkachuk
                           ----------------------------
                           Todd N. Tkachuk
                           President, Chief Executive Officer,
                           Chief Financial Officer
                           August 19, 2003