Form 10QSB/A
period 2003-06-30
PEABODYS COFFEE INC/NV
filed 2003-08-21
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                               AMENDMENT NUMBER 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,980,616 shares of common stock.

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

                              PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
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
                                                         ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    UNAUDITED

                                                      2003             2002
                                                  ------------     ------------
Sales                                             $    545,093     $    799,797

Cost of Sales                                          232,301          328,949
                                                  ------------     ------------

    Gross Profit                                       312,792          470,848

Operating expenses
    Employee compensation and benefits                 304,452          388,299
    General and administrative expenses                 97,953           81,873
    Occupancy                                           66,333           88,743
    Director and professional fees                     121,876          116,640
    Depreciation and amortization                       29,442           31,895
    Other operating expenses                                --               --
                                                  ------------     ------------
                                                       620,056          707,450
                                                  ------------     ------------

    Operating Loss                                    (307,264)        (236,602)

Other income (Loss)                                    (81,373)           7,892
Legal expense - former president/CEO                        --         (130,000)
Interest and other expense                            (270,534)          (6,374)
                                                  ------------     ------------

    Net loss before extraordinary item                (659,171)        (365,084)
    Extraordinary item - forgiveness of debt                --              172
                                                  ------------     ------------

    Net Loss                                          (659,171)        (364,912)

Accumulated Deficit, beginning of period            (6,799,368)      (5,085,677)
                                                  ------------     ------------

Accumulated Deficit, end of period                $ (7,458,539)    $ (5,450,589)
                                                  ============     ============

Earnings per common share:
    Net loss before extraordinary item            $      (0.03)    $      (0.02)
    Extraordinary item                                      --                0
                                                  ------------     ------------
    Net loss                                      $      (0.03)    $      (0.02)
                                                  ============     ============

See accompanying notes to financial statements

                     PEABODYS COFFEE, INC.
                   Statements of Cash Flows
           Three Months Ended June 30, 2003 and 2002
                           Unaudited

                                                                        2003             2002
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $   (659,171)    $   (364,912)
Adjustments to reconcile net loss to net cash
provided by (applied to) operating activities:
     Depreciation and amortization                                        29,442           31,895
     Debt settlements and forgiveness of debt                                 --           (1,138)
     Loss on disposal of property and equipment                           81,373               --
     Non-cash consulting fees                                             19,082           43,531
     Financing costs-convertible debentures                              250,000               --
Changes in operating assets and liabilities:
     Receivables                                                         (35,222)          18,241
     Inventories                                                          20,205            2,190
     Prepaid expenses                                                     22,732           (5,312)
     Cash overdraft                                                      (24,644)          (8,975)
     Accounts payable                                                     29,540          186,913
     Accrued expenses                                                    (38,137)         (35,484)
     Increases in deferred revenue                                        25,000               --
                                                                    ------------     ------------
          Net cash provided by (applied to) operating activities        (279,800)        (133,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                        6,048          (57,253)
Changes in valuation of Goodwill                                          36,839               --
Changes to deposits and other assets                                      (5,066)         (71,175)
                                                                    ------------     ------------
          Net cash applied to investing activities                        37,821         (128,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                               --           12,000
Proceeds from issuance of notes payable                                       --          254,000
Proceeds from issuance of secured debentures                             250,000               --
Conversion of secured debentures to common stock                           2,768               --
Repayments of short-term borrowings                                       (9,000)              --
Principal reductions of notes payable                                       (635)          (5,617)
                                                                    ------------     ------------
          Net cash provided by financing activities                      243,133          260,383

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                           1,154           (1,096)

CASH AND CASH EQUIVALENTS
Beginning of period                                                        6,116            7,307
                                                                    ------------     ------------
End of period                                                       $      7,270     $      6,211
                                                                    ============     ============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note    1   -   Significant Accounting Policies

Note    2   -   Going Concern

Note    3   -   Inventories

Note    4   -   Property and Equipment, and Intangible Assets

Note    5   -   Accounts Payable

Note    6   -   Accrued Expenses

Note    7       Deferred Revenue

Note    8   -   Short-Term Borrowings

Note    9   -   Secured Convertible Debentures

Note   10   -   Long-Term Debt

Note   11   -   Bridge Note Financing

Note   12   -   Earnings Per Common Share

Note   13   -   Supplemental Disclosures to Statement of Cash Flows

Note   14   -   Commitments and Contingencies

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The financial statements included herein have been prepared by Peabodys Coffee Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Peabodys Coffee Inc. believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended March 31, 2002 included on Form 10-KSB. The financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year ending March 31, 2003, or any other period.

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

Reclassifications
-----------------
Certain  amounts  from  the  June  30,  2002  financial   statements  have  been
reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,386,783 and $1,196,328, respectively, as of June 30, 2003.

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

Management believes that the introduction of Black Rhino ground coffee will increase revenue, allowing access to a broader consumer market and that new redesigned brand packaging will improve the in-store shelf impact. Management has also realigned upstream supply chain to meet operational requirements of the grocery and mass retail distribution channels and redesigned business processes to support those operational requirements.

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

NOTE 3 - INVENTORIES

At June 30, 2003 and 2002, inventories were comprised of the following:

                                                   2003            2002
                                               ------------    ------------

     Coffee                                    $     18,126    $     19,240
     Other food and beverage items                   13,117          28,775
     Packaging and other supplies                    23,219          13,033
                                               ------------    ------------
                                               $     54,462    $     61,048
                                               ============    ============

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 4 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At June 30, 2003 and 2002, property and equipment were comprised of the following:

                                                   2003            2002
                                               ------------    ------------
     Kiosk carts                                     84,042         263,733
     Kiosk equipment                                 85,525         293,663
     Equipment and furniture                        169,625         263,430
     Signage                                         28,609          53,032
     Site improvements                               52,731         116,592
     Assets not in service                           93,824              --
                                               ------------    ------------
                                                    514,356         990,450
     Less:  accumulated depreciation               (350,186)       (599,072)
                                               ------------    ------------
                                               $    164,170    $    391,378
                                               ============    ============

Included in other assets at June 30, 2003 and 2002, were intangible assets comprised of the following:

                                                   2003            2002
                                               ------------    ------------

     Goodwill                                  $         --    $     40,930
     Non-competition agreement                           --          25,000
     Trade name                                      53,224          83,497
     Kiosk design                                        --           1,170
     Other identifiable intangibles                  50,100          14,600
                                               ------------    ------------
                                                    103,324         165,197
     Less:  accumulated amortization                (40,100)        (33,776)
                                               ------------    ------------
                                               $     63,224    $    131,421
                                               ============    ============

The Company recognized depreciation and amortization expense for the three months ended June 30, 2003 and 2002 as follows:

                                                   2003            2002
                                               ------------    ------------

     Depreciation                              $     26,872    $     28,755
     Amortization                                     2,570           3,140
                                               ------------    ------------
                                               $     29,442    $     31,895
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
                                               ============    ============

Included in accrued payroll taxes at June 30, 2003 and June 30, 2002 are past due payroll tax obligations in the amount of $171,666 and $101,447, respectively. Management has entered into a repayment plan with the Internal Revenue Service.

NOTE 7 - DEFERRED REVENUE

On June 12, 2003, a licensed operator, purchased a two-year licensing agreement, related to sale of the San Diego State University site assets, in the amount of $25,000. This agreement will be amortized on a straight-line basis starting in July of 2003. The deferred revenue has been allocated to current and non-current liabilities.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED


NOTE 8 - SHORT-TERM BORROWINGS

During the three months ended June 30, 2003 and 2002, the Company borrowed funds to provide short-term working capital. Details of these loans are as follows:

                                                            2003         2002
                                                         ----------   ----------

     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2004        $       --   $   10,000

     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2004        $   10,000   $       --

     Unsecured loan, 10% interest per annum, interest
     only due monthly, balance due March 31, 2004        $   50,000   $       --

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

The first tranche, in the amount of $250,000, was consummated December 20, 2002, and the convertible debentures relating to the first tranche are due December 20, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, were approximately $201,000. The second tranche, in the amount of $250,000, was consummated January 23, 2003 and the convertible debentures relating to the second tranche are due January 23, 2004. The aggregate net proceeds of the January 2003 tranche were approximately $215,000. The third tranche, in the amount of $250,000 was consummated on May 20, 2003. The aggregate net proceeds of the third tranche were approximately $212,000.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 9 - SECURED CONVERTIBLE DEBENTURES (CONTINUED)

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, using the intrinsic value method, the Company allocated the total $250,000 for each tranche to the conversion feature resulting in a corresponding credit to additional paid in capital. The Company is recording as financing costs, the excess of the fair market value of the common stock at the debenture issuance date over the conversion price. For the quarter ended June 30, 2003, the financing cost amounted to a total of $250,000.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 10 - LONG-TERM DEBT

The outstanding balance at June 30, 2003 is summarized as follows:

                                                          2003          2002
                                                       ----------    ----------
10% Note, unsecured, payable in monthly installments
of $849.88 including interest, due 03/31/07            $       --    $   38,438

10% Note, unsecured, payable in monthly installments
of $2,528.40 including interest, due 04/30/07                  --       115,914

10% Note, unsecured, payable in monthly installments
of $1,593.53 including interest, due 05/30/07                  --        74,031

10% Note, unsecured, payable in monthly installments
of $1,062.36 including interest, due 06/30/07                  --        50,000

10% Note, unsecured, payable in monthly installments
of $212.47 including interest, due 05/31/07            $    8,235            --

10% Note, unsecured, payable in monthly installments
of $106.24 including interest, due 06/30/07                 4,189            --

10% Note, unsecured, payable in monthly installments
of $3,136.77 including interest, due 03/31/05              69,340

Less current portion                                      (35,988)      (46,673)
                                                       ----------    ----------
                                                       $   45,776    $  231,710
                                                       ==========    ==========

Aggregate maturities of long-term debt over the next five years are as follows:

     Twelve months ended June 30            Amount
                                       -----------
     2004                              $    34,106
     2005                                   35,560
     2006                                   11,542
     2007                                    3,433
     2008                                       --
                                       -----------
                                       $    84,640
                                       ===========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                    UNAUDITED

NOTE 11 - BRIDGE NOTE FINANCING

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

NOTE 12 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the three months ended June 30, 2003 and 2002, were 22,980,616 and 19,377,039, respectively.

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


NOTE 13 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the three months ended June 30, 2003 and 2002, are as follows:

                                                              2003          2002
                                                        ----------    ----------

Issuance of common stock in exchange for
     services provided                                  $       --    $   80,000

Sale of equipment in exchange for receivable                    --        52,730

Trade payables and accrued expenses forgiven                    --         6,771

Converson of 10.0% secured debentures to
     shares of common stock                                 63,000            --

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

     REVENUES

     Net revenues for the three months ended June 30, 2003 decreased 31.8% to $545,094 from $799,797 for the same period in fiscal 2002. This was primarily due to the closing of full service sites during the year. Retail sales accounted for 89.5% of revenues and wholesale accounted for 10.5% in the quarter ended June 30, 2003.

     COSTS AND EXPENSES

     Cost of sales for the three months ended June 30, 2003 decreased 29.1% to $232,301 from $328,949 for the same period in fiscal 2002. As a percentage of net revenues, cost of sales increased to 42.6% for the three months ended June 30, 2003 from 41.1% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to increase in wholesale revenues.

     Employee compensation and benefits for the three months ended June 30, 2003 decreased to $304,452 from $388,299 for the same period in fiscal 2002. As a percentage of net revenues, employee compensation and benefits increased to 55.9% for the three months ended June 30, 2003 from 48.5% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to decrease in revenues, despite a real cost decrease.

     General and administrative expenses for the three months ended June 30, 2003 increased to $97,953 from $81,873 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses increased to 18.0% for the three months ended June 30, 2003 from 10.2% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to slotting fees.

     Occupancy costs for the three months ended June 30, 2003 decreased to $66,333 from $88,743 for the same period in fiscal 2002. As a percentage of net revenues, occupancy costs increased to 12.2% for the three months ended June 30, 2003 from 11.1% for the comparable period in 2002.

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

     Depreciation and amortization expense for the three months ended June 30, 2003 increased to $29,442 from $31,895 for the same period in fiscal 2002. As a percentage of net revenues, depreciation and amortization expense increased to 5.4% for the three months ended June 30, 2003 from 4.0% for the comparable period in fiscal 2002.

     Operating losses for the three months ended June 30, 2003 increased to $307,264 from $236,602 the same period in fiscal 2002. As a percentage of net revenues, operating losses increased to 56.4% for the three months ended June 30, 2003 from 29.6% for the comparable period in fiscal 2002.

     Net loss for the three months ended June 30, 2003 increased to $659,171 from $364,912 for the same period in fiscal 2002. As a percentage of net revenues, net losses increased to 120.9% for the three months ended June 30, 2003 from 45.6% for the comparable period in fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Despite the Company's "unit level" profitability, the Company has not been profitable. As the accompanying financial statements show, for the three months ended June 30, 2003, the Company had a net operating loss of $307,264, and an overall net loss of $659,171. At June 30, 2003, the Company has a working capital deficit of $1,386,783, and a shareholder's deficit of $1,196,328.

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

     Cash applied to investing activities for the three months ended June 30, 2003 consisted of capital additions to property and equipment of $6,048 and decreases to deposits and other assets of $5,004. The capital additions were primarily related to costs associated with purchase of kiosk equipment. The decreases to deposits and other assets were primarily due to write off of deposits related to sale of sites.

     The Company had net cash provided from financing activities for the three months ended June 30, 2003 totaling $243,133. Cash from financing activities primarily consists of $250,000 from issuance of convertible debenture. These amounts were primarily utilized in the day-to-day operations of the Company.

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

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description
-----------    -----------

31 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation



                                        By:___________/S/___________
                                           Todd Tkachuk, President
                                        Date:    August 14, 2002