Form 10QSB
period 2003-09-30
PEABODYS COFFEE INC/NV
filed 2003-11-19
CIK 1046998

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,237,760 shares of common stock.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1 Financial Statements                                              3

     Item 2 Management's Discussion and Analysis or Plan of Operation        15

     Item 3 Controls and Procedures                                          17

Part II - Other Information

     Item 1 Legal Proceedings                                                18

     Item 2 Changes in Securities and Use of Proceeds                        18

     Item 3 Defaults Upon Senior Securities                                  18

     Item 4 Submission of Matters to a Vote of Security Holders              18

     Item 5 Other Information                                                19

     Item 6 Exhibits and Reports on Form 8-K                                 19

     Item 7 Signatures                                                       20

                             PEABODYS COFFEE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002
                                    UNAUDITED

                                                              2003             2002
                                                          ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                 $      3,509     $      7,016
     Accounts Receivable                                        13,938           14,936
     Inventories                                                76,308           77,937
     Prepaid Expenses                                            5,804          124,371
                                                          ------------     ------------
          TOTAL CURRENT ASSETS                                  99,559          224,260

     Property and Equipment (Net)                              161,678          368,771
     Deposits and Other Assets                                  93,761          203,251
                                                          ------------     ------------
          TOTAL ASSETS                                         354,998          796,282
                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash Overdraft                                       $     25,515     $     13,876
     Accounts Payable                                          429,925          492,301
     Accrued Expenses                                          307,331          285,708
     Short-Term Borrowings                                     185,733           90,217
     Short-Term Deferred Revenue                                12,500               --
     Secured Convertible Debentures                            498,000               --
     Current Portion of Long-Term Debt                              --            4,173
     Bridge Financing                                           35,000           35,000
                                                          ------------     ------------
          TOTAL CURRENT LIABILITIES                          1,494,003          921,275

LONG-TERM LIABILITIES
     Long-Term Debt (Net of Current Portion)                    37,380           19,718
     Long-Term Deferred Revenue                                  9,375               --
                                                          ------------     ------------
          TOTAL LONG-TERM LIABILITIES                           46,755           19,718

STOCKHOLDERS' DEFICIT
     Common Stock - Authorized 50,000,000 shares,
     issued and outstanding, 29,237,760 and 21,567,120
     $.001 Par Value                                            29,238           21,567

     Paid-In Capital                                         6,484,208        5,445,354
     Deferred Expenses                                         (36,667)              --
     Accummulated Deficit                                   (7,662,539)      (5,611,632)
                                                          ------------     ------------
          TOTAL STOCKHOLDERS' DEFICIT                       (1,185,760)        (144,711)
                                                          ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    354,998     $    796,282
                                                          ------------     ------------

See accompanying notes to financial statements


                             PEABODYS COFFEE, INC.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                           SEPTEMBER 30, 2003 AND 2002
                                    UNAUDITED

                                                            Six Months Ended                 Three Months Ended
                                                              September 30,                     September 30,

                                                          2003             2002             2003             2002
                                                      -----------------------------     -----------------------------
SALES                                                 $  1,009,210     $  1,388,392     $    464,116     $    588,595

COST OF SALES                                              447,597          587,522          214,278          258,573
                                                      -----------------------------     -----------------------------
          GROSS PROFIT                                     561,613          800,870          249,839          330,022

OPERATING EXPENSES
     Employee Compensation and Benefits                    524,331          699,937          219,878          311,638
     General and Administrative Expenses                   188,123          162,530           90,170           80,657
     Occupancy                                             127,340          159,874           61,007           71,131
     Director and Professional Fees                        185,878          181,215           64,002           64,575
     Depreciation and Amortization                          43,210           63,770           13,768           31,875
     Other Operating Expenses                               74,857               --               --               --
                                                      -----------------------------     -----------------------------
          TOTAL OPERATING EXPENSE                        1,143,738        1,267,326          448,825          559,876
                                                      -----------------------------     -----------------------------
          OPERATING LOSS                                  (582,125)        (466,456)        (198,987)        (229,854)

     Other Income (Loss)                                        --              242            6,516           (7,650)
     Legal Expense - Former CEO/President                       --         (146,379)              --          (16,379)
     Interest and Other Expense                            289,274          (17,082)         (18,740)         (10,708)
                                                      -----------------------------     -----------------------------
          NET LOSS BEFORE EXTRAORDINARY ITEM              (871,399)        (629,675)        (211,211)        (264,591)

          Extraordinary Item - Forgiveness of Debt           8,228          103,720            7,212          103,548
                                                      -----------------------------     -----------------------------
          NET LOSS                                        (863,171)        (525,955)        (203,999)        (161,043)

     Accumulated Deficit, Beginning of Period           (6,799,368)      (5,085,677)      (7,458,540)      (5,450,589)
                                                      -----------------------------     -----------------------------
     Accumulated Deficit, End of Period               $ (7,662,539)    $ (5,611,632)    $ (7,662,539)    $ (5,611,632)
                                                      =============================     =============================

     EARNINGS PER COMMON SHARE
          Net Loss Before Extraordinary Item                 (0.03)           (0.03)           (0.01)           (0.01)
          Extraordinary Item                                  0.00             0.00             0.00             0.00
                                                      -----------------------------     -----------------------------
          Net Loss                                           (0.03)           (0.02)           (0.01)           (0.01)
                                                      -----------------------------     -----------------------------

See accompanying notes to financial statements


                              PEABODYS COFFEE, INC.
                             STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    UNAUDITED

                                                                      2003             2002
                                                              ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net Loss                                                 $   (863,171)    $   (525,955)

     Changes in Operating Assets and Liabilities
          Receivables                                               (3,520)         (62,106)
          Inventories                                                1,641          (14,699)
          Prepaid Expenses                                         (42,650)         (10,488)
          Cash Overdraft                                               871          (34,619)
          Accounts Payable                                          68,907          263,620
          Accrued Expenses                                         (36,178)           7,697
          Deferred Revenue                                           9,375               --

     Adjustments
          Depreciation and Amortization                             43,510           63,770
          Debt Settlements and Forgiveness of Debt                  (7,212)        (103,720)
          Non-Cash Consulting Fees                                  13,332           83,110
          Slotting Fees                                                 --            5,625
          Loss on Disposal of Property                              80,870               --
          Financing Costs on Issuance of Secured Debenture         250,000               --
                                                              ------------     ------------
          NET CASH PROVIDED/(APPLIED) OPERATING ACTIVITIES         380,500          198,190

CASH FLOW FROM INVESTING ACTIVITIES
     Additions - Fixed Assets                                      (26,224)         (73,683)
     Disposals - Property & Equipment                              116,049           57,379
     Changes in Valuation of Goodwill                               36,839               --
     Changes in Deposits and Other Assets                           17,200           11,857
     Brand Development Costs                                            --          (65,269)
                                                              ------------     ------------
          NET CASH PROVIDED/(APPLIED) INVESTING ACTIVITIES         143,864          (69,716)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Proceeds From Sale of Stock                                    --          126,658
     Proceeds From Issuance of Notes Payable                        82,000          289,000
     Principal Reductions of Notes Payable                              --          (17,502)
     Conversion of Secured Debentures to Common Stock               (2,000)              --
     Issuance of Common Stock Due to Conversion                    267,004               --
     Repayments of Short-Term Borrowings                            (1,304)              --
     Principal Reductions of Notes Payable                          (9,000)              --
                                                              ------------     ------------
          NET CASH PROVIDED/(APPLIED) FINANCING ACTIVITIES         336,700          398,156
                                                              ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,107)             675

CASH AND CASH EQUIVALENTS
     Beginning of Period                                             5,616            7,307
                                                              ------------     ------------
     Ending of Period                                                3,509            7,982
                                                              ============     ============

See accompanying notes to financial statements

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note      1     -   Significant Accounting Policies

Note      2     -   Going Concern

Note      3     -   Inventories

Note      4     -   Property and Equipment, and Intangible Assets

Note      5     -   Accounts Payable

Note      6     -   Accrued Expenses

Note      7     -   Deferred Revenue

Note      8     -   Short-Term Borrowings

Note      9     -   Secured Convertible Debentures

Note     10     -   Long-Term Debt

Note     11     -   Bridge Note Financing

Note     12     -   Earnings Per Common Share

Note     13     -   Supplemental Disclosures to Statement of Cash Flows

Note     14     -   Commitments and Contingencies

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The financial statements included herein have been prepared by Peabodys Coffee Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Peabodys Coffee Inc. believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended March 31, 2003 included on Form 10-KSB. The financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. The results of operations for the six months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year ending March 31, 2004, or any other period.

Description of Business
-----------------------
Peabodys Coffee (the "Company") is a retailer and marketer of certified organic branded specialty coffee beverages and packaged whole bean coffees. The Company owns and operates retail espresso coffee bar kiosks in a variety of corporate and institutional locations throughout California. The Company has also established wholesale operations and has entered the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues under its Black Rhino Coffee(TM) brand.

Reclassifications
-----------------
Certain amounts from the September 30, 2002 financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,394,444 and $1,185,60 respectively, as of September 30, 2003.

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

NOTE 3 - INVENTORIES

At September 30, 2003 and 2002, inventories were comprised of the following:

                                                    2003                  2002
                                        -----------------     -----------------

     Coffee                                     $ 20,917              $ 25,857
     Other Food                                    8,725                22,250
     Packaging and Other Supplies                 46,667                29,830
                                        -----------------     -----------------
                                                $ 76,308              $ 77,937
                                        =================     =================

NOTE 4 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At September 30, 2003 and 2002, property and equipment were comprised of the following:

                                                    2003                  2002
                                        -----------------     -----------------

     Kiosk Carts                                $ 84,042             $ 267,733
     Kiosk Equipment                              91,701               290,263
     Equipment and Furniture                     174,425               261,097
     Signage                                      28,610                60,113
     Site Improvements                            52,731               117,392
     Assets Not In Service                        93,824                     -
                                        -----------------     -----------------
                                                 525,333             $ 996,598

     Less:   Accumulated Depreciation           (363,654)             (627,827)
                                        -----------------     -----------------
                                               $ 161,678             $ 368,771
                                        =================     =================

Included in other assets at September 30, 2002 and 2001, were intangible assets comprised of the following:

                                                    2003                  2002
                                        -----------------     -----------------

     Goodwill                                        $ -              $ 40,930
     Non-Competition Agreement                         -                25,000
     Trade Name                                   67,253                88,253
     Kiosk Design                                      -                 1,170
     Other Indentifiable Intangibles                   -                14,600
                                        -----------------     -----------------
                                                $ 67,253             $ 169,953


The Company recognized depreciation and amortization expense for the six months ended September 30, 2003 and 2002 as follows:

                                                    2003                  2002
                                        -----------------     -----------------

     Depreciation                                 40,340              $ 57,510
     Amortization                                  2,870                 6,260
                                        -----------------     -----------------
                                                $ 43,210              $ 63,770
NOTE 5 - ACCOUNTS PAYABLE

At September 30, 2003 and 2002, approximately 41% and 40% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

NOTE 6 - ACCRUED EXPENSES

At September 30, 2003 and 2002, accrued expenses were comprised of the following:

                                               2003                        2002
                                   -----------------           -----------------

     Accrued Interest                      $ 70,350                    $ 44,589
     Accrued Wages                           42,322                      44,515
     Accrued Sales and Use Tax               31,083                      32,008
     Accrued Payroll Taxes                  155,749                     162,158
     Other                                    7,827                       2,438
                                   -----------------           -----------------
                                          $ 307,331                   $ 285,708
                                   =================           =================

Included in accrued payroll taxes at September 30, 2003 and September 30, 2002 are past due payroll tax obligations in the amount of $155,000 and $162,158, respectively. Management has entered into a repayment plan with the Internal Revenue Service.

NOTE 7 - DEFERRED REVENUE

On June 12, 2003, a licensed operator, purchased a two-year licensing agreement, related to sale of the San Diego State University site assets, in the amount of $25,000. This agreement will be amortized on a straight-line basis starting in July of 2003. The deferred revenue has been allocated to current and non-current liabilities

NOTE 8 - SHORT-TERM BORROWINGS

During the three months ended September 30, 2003 and 2002, the Company borrowed funds to provide short-term working capital. Details of these loans are as follows:

                                                          2003             2002
                                                   ------------     ------------

Unsecured loan, 10% Interest Per Annum, Interest
Only Due Monthly, Balance Due March 31,2004           $ 10,000          $ -

Unsecured loan, 10% Interest Per Annum, Interest
Only Due Monthly, Balance Due March 31,2004           $ 50,000          $ -


Non-Interest Bearing Loan                             $ 87,000          $ -

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

The first tranche, in the amount of $250,000, was consummated December 20, 2002, and the convertible debentures relating to the first tranche are due December 20, 2003. The aggregate net proceeds of the December 2002 tranche, after payment of some related expenses, were approximately $201,000. The second tranche, in the amount of $250,000, was consummated January 23, 2003 and the convertible debentures relating to the second tranche are due January 23, 2004. The aggregate net proceeds of the January 2003 tranche were approximately $215,000. The third tranche, in the amount of $250,000 was consummated on May 20, 2003 and the convertible debentures relating to the third tranche are due May 20, 2004. The aggregate net proceeds of the third tranche were approximately $212,000.

The debentures initially are convertible into shares of common stock at the lesser of $0.30 per share or 50% of the average of the three lowest intraday trading prices for a share of common stock during the twenty trading days immediately preceding conversion.

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, using the intrinsic value method, the Company allocated the total $250,000 for each tranche to the conversion feature resulting in a corresponding credit to additional paid in capital. The Company is recording as financing costs, the excess of the fair market value of the common stock at the debenture issuance date over the conversion price. For the six months ended September 30, 2003, the financing cost amounted to a total of $250,000.

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

NOTE 10 - LONG-TERM DEBT

The outstanding balance at September 30, 2003 and 2002 is summarized as follows:

                                                                   2003                   2002
                                                              ---------------        -------------
     10% Note, unsecured, payable in monthly installments
     of $212.47 including interest, due 05/31/07              $        7,800                9,477

     10% note, unsecured, payable in monthly installments
     of $318.71, including interest, due 05/30/07                         --               14,414

     10% Note, unsecured, payable in monthly installments
     of $106.24 including interest, due 06/30/07                       3,973                   --

     10% Note, unsecured, payable in monthly installments
     of $3,136.77 including interest, due 03/31/05                    69,340                   --

     Less current portion                                            (43,732)              (4,173)
                                                              ---------------        -------------
                                                              $       37,380            $  19,718

Aggregate maturities of long-term debt over the next five years are as follows:

     Twelve months ended September          Amount
     -----------------------------      --------------
     2004                                $      34,462
     2005                                       35,844
     2006                                        7,961
     2007                                        2,846
     2008                                           --
                                        --------------
                                         $      81,113
                                        ==============

NOTE 11 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of September 30, 2003 and 2002, there were $35,000 and $35,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of June 30, 2003 and 2002, the Company has accrued $40,089 and $33,650 respectively, of interest payable on these notes. As of September 30, 2003, the Company has not received any notice of default relating to the notes.

NOTE 12 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the six months ended September 30, 2003 and 2002, were 29,237,760 and 21,567,120, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the six months ended September 30, 2003 and 2002, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

NOTE 13 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the three months ended September 30, 2003 and 2002, are as follows:

                                                             2003                   2002
                                                         --------------         --------------
     Issuance of Common Stock in Exchange for
          Services Provided                              $           --         $       80,000

     Trade payables and accrued expenses forgiven                 7,212                103,720

     Conversion of Trade Payables to Short-Term Note             67,000                 80,217

     Conversion of 10.0% secured debentures to
          shares of common stock                                252,000                     --

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

The Company has engaged in settlement negotiations for over nine months regarding the status of the 500,000 shares transferred by Mr. Young to various individuals with no resolution as of this date. Management anticipates that it will reach a settlement within the next three months and that the settlement will provide for the redemption by the Company of the 500,000 shares currently owned by Mr.

Young and his transferees. At the very least, management expect that the court will enjoin Mr. Young and his transferees from registering any of the 500,000 shares received by them.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at September 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

     REVENUES

     Net revenues for the six months ended September 30, 2003 decreased 27.3% to $1,009,210 from $1,388,392 for the same period in fiscal 2002. This was primarily due to the closing of full service sites during the year. Retail sales accounted for 88.0% of revenues and wholesale accounted for 12.0% in the six months ended September 30, 2003.

     COSTS AND EXPENSES

     Cost of sales for the six months ended September 30, 2003 decreased 23.8% to $447,597 from $587,522 for the same period in fiscal 2002. As a percentage of net revenues, cost of sales increased to 44.4% for the six months ended September 30, 2003 from 42.3% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to increase in wholesale revenues.

     Employee compensation and benefits for the six months ended September 30, 2003 decreased to $524,331 from $699,936 for the same period in fiscal 2002. As a percentage of net revenues, employee compensation and benefits increased to 52.0% for the six months ended September 30, 2003 from 50.4% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to decrease in revenues, despite a real cost decrease.

     General and administrative expenses for the six months ended September 30, 2003 increased to $188,123 from $162,530 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses increased to 18.6% for the six months ended September 30, 2003 from 11.7% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to slotting fees.

     Occupancy costs for the six months ended September 30, 2003 decreased to $127,340 from $159,874 for the same period in fiscal 2002. As a percentage of net revenues, occupancy costs increased to 12.6% for the six months ended September 30, 2003 from 11.5% for the comparable period in 2002.

     Director and professional fees for the six months ended September 30, 2003 increased to $185,878 from $181,215 for the same period in fiscal 2002. The majority of these expenses result from the engagement of various consultants to assist the Company in obtaining growth financing and in penetrating new markets with its packaged consumer brand of Black Rhino Coffee(TM).

     Depreciation and amortization expense for the six months ended September 30, 2003 decreased to $43,210 from $63,770 for the same period in fiscal 2002. As a percentage of net revenues, depreciation and amortization expense decreased to 4.3% for the six months ended September 30, 2003 from 4.6% for the comparable period in fiscal 2002.

     Operating losses for the six months ended September 30, 2003 increased to $582,125 from $466,213 for the same period in fiscal 2002. As a percentage of net revenues, operating losses increased to 57.7% for the six months ended September 30, 2003 from 33.6% for the comparable period in fiscal 2002.

     Net loss for the six months ended September 30, 2003 increased to $863,171 from $525,954 for the same period in fiscal 2002. As a percentage of net revenues, net losses increased to 85.5% for the six months ended September 30, 2003 from 37.9% for the comparable period in fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     As the accompanying financial statements show, for the six months ended September 30, 2003, the Company had a net operating loss of $582,125 and an overall net loss of $863,171. At September 30, 2003, the Company has a working capital deficit of $1,394,444 and a shareholder's deficit of $1,185,760.

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

     The Company had net cash provided from financing activities for the six months ended September 30, 2003 totaling $336,700. Cash from financing activities primarily consists of $250,000 from issuance of a convertible debenture. These amounts were primarily utilized in the day-to-day operations of the Company.

ITEM 3.   CONTROLS AND PROCEDURES

a.   Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the last day of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the material information relating to us required to be included in our periodic SEC filings.

b.   Changes in internal controls.

     There were no significant changes made in our internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Description
-----------    -----------

31 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation



                                        By: /s/____________________
                                            Todd Tkachuk, President
                                        Date: November 19, 2003