Form 10QSB
period 2003-12-31
PEABODYS COFFEE INC/NV
filed 2004-02-23
CIK 1046998

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,961,358 shares of common stock.

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

                              PEABODYS COFFEE, INC.
                                 Balance Sheets
                           December 31, 2003 and 2002
                                    Unaudited

                                                                          2003                 2002
                                                                   ----------------      ---------------
ASSETS

Current Assets
        Cash                                                               $ 3,110             $ 59,357
        Accounts Receivable                                                 56,094               24,709
        Inventories                                                         65,862               83,049
        Prepaid Expenses                                                     1,384               72,684
                                                                   ----------------      ---------------
              Total Current Assets                                         126,450              239,799

        Property and Equipment (Net)                                       132,153              343,859
        Deposits and Other Assets                                           94,706              162,210
                                                                   ----------------      ---------------
              Total Assets                                                 353,309              745,868
                                                                   ================      ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Cash Overdraft                                                    $ 36,166                  $ -
        Accounts Payable                                                   338,770              439,676
        Accrued Expenses                                                   260,331              350,215
        Short-Term Borrowings                                              649,253              192,573
        Short-Term Deferred Revenue                                         12,500                    -
        Bridge Financing                                                    35,000               35,000
                                                                   ----------------      ---------------
              Total Current Liabilities                                  1,332,020            1,017,464

Long-Term Liabilities
        Long-Term Debt (Net of Current Portion)                             30,188               11,105
        Secured Convertible Debentures                                     250,000                7,534
        Long-Term Deferred Revenue                                           6,250                    -
                                                                   ----------------      ---------------
              Total Long-Term Liabilities                                  286,438               18,639

              Total Liabilities                                          1,618,458            1,036,103

Stockholders' Deficit
        Common Stock - Authorized 50,000,000 shares,
        issued and outstanding,  35,711,358 and 21,618,476
        $.001 Par Value                                                     35,711               21,618
        Paid-In Capital                                                  6,685,234            5,701,573
        Deferred Expenses                                                  (23,335)             (76,663)
        Accummulated Deficit                                            (7,962,759)          (5,936,763)
                                                                   ----------------      ---------------
              Total Stockholders' Deficit                               (1,265,149)            (290,235)
                                                                   ----------------      ---------------
              Total Liabilities and Stockholders' Deficit                $ 353,309            $ 745,868
                                                                   ================      ===============

                              PEABODYS COFFEE, INC.
                   Statements of Loss and Accumulated Deficit
                           December 31, 2003 and 2002
                                    Unaudited

                                                               Nine Months Ended                Three Months Ended
                                                                  December 31,                      December 31,

                                                                  2003            2002              2003            2002
                                                        -------------------------------   -------------------------------
SALES                                                        1,377,390       1,987,106           368,180       $ 598,714

COST OF SALES                                                  637,026         831,518           189,429         243,996
                                                        -------------------------------   -------------------------------
              Gross Profit                                     740,364       1,155,588           178,751         354,718

OPERATING EXPENSES
        Employee Compensation and Benefits                     720,679       1,051,710           196,347         351,773
        General and Administrative Expenses                    244,603         258,003            56,479          95,473
        Occupancy                                              172,103         231,851            44,763          71,977
        Director and Professional Fees                         240,217         282,803            54,340         101,588
        Depreciation and Amortization                           68,522          95,645            25,312          31,875
        Other Operating Expenses                                     -               -                 -               -
                                                        -------------------------------   -------------------------------
              Total Operating Expense                        1,446,124       1,920,012           377,241         652,686
                                                        -------------------------------   -------------------------------
              Operating Loss                                  (705,760)       (764,424)         (198,490)       (297,968)

        Other Income (Loss)                                    (75,300)            242              (442)              -
        Legal Expense - Former CEO/President                         -        (153,253)                -          (6,874)
        Interest and Other Expense                            (390,605)        (37,588)         (101,332)        (20,506)
                                                        -----------------------------------------------------------------
              Net Loss Before Extraordinary Item            (1,171,665)       (955,023) #       (300,264)       (325,348)

              Extraordinary Item                                 8,274         103,937                45             217
                                                        -------------------------------   -------------------------------
              NET LOSS                                      (1,163,391)       (851,086)         (300,219)       (325,131)

        Accumulated Deficit, Beginning of Period            (6,799,368)     (5,085,677)       (7,662,539)     (5,611,632)
                                                        -------------------------------   -------------------------------
        Accumulated Deficit, End of Period                $ (7,962,759)   $ (5,936,763)     $ (7,962,759)   $ (5,936,763)
                                                        ===============================   ===============================

        Earnings Per Common Share
              Net Loss Before Extraordinary Item                 (0.03)          (0.05)            (0.01)          (0.02)
              Extraordinary Item                                  0.00            0.01              0.00            0.00
                                                        -------------------------------   -------------------------------
              Net Loss                                           (0.03)          (0.04)            (0.01)          (0.02)
                                                        ===============================   ===============================

See accompanying notes to financial statements

                             PEABODYS COFFEE, INC.
                            Statement of Cash Flows
                   Nine Months Ended December, 2003 and 2002
                                   Unaudited

                                                                                 2003                       2002
                                                                         -----------------          -----------------
Cash Flow From Operating Activities
        Net Loss                                                             $ (1,163,391)                $ (851,086)

        Changes in Operating Assets and Liabilities
              Receivables                                                          39,136                    (92,879)
              Inventories                                                          (8,804)                   (19,811)
              Prepaid Expenses                                                     (3,446)                   (12,759)
              Cash Overdraft                                                       11,522                    (48,495)
              Accounts Payable                                                     89,585                    212,057
              Accrued Expenses                                                    (51,996)                    72,204
              Deferred Revenue                                                     18,750                          -
                                                                                                     .
        Adjustments
              Depreciation and Amortization                                        68,522                     95,645
              Debt Settlements and Forgiveness of Debt                                  -                   (103,937)
              Non-Cash Consulting Fees                                             45,746                     96,442
              Slotting Fees                                                        43,625                     27,250
              Gain/Loss on Disposal of Property                                    75,300                       (966)
              Debenutre Accretion                                                       -                      7,534
              Financing Costs-Secured Convertible Debentures                      336,805                          -

                                                                         -----------------          -----------------
              Net Cash Provided/(Applied) Operating Activities                   (498,647)                  (618,801)

Cash Flow From Investing Activities
        Additions - Fixed Assets                                                  (19,879)                   (77,526)
        Disposals - Property & Equipment                                           54,000                     57,379
        Changes in Deposits and Other Assets                                        7,410                     13,115

        Brand Development Costs                                                   (17,985)                   (65,269)

                                                                         -----------------          -----------------
              Net Cash Provided/(Applied) Investing Activities                     23,546                    (72,301)

Cash Flows From Financing Activities
        Net Proceeds From Sale of Stock                                           100,000                    122,658
        Proceeds from Sale of Notes Payable                                             -                    639,000
        Principal reductions of notes payable                                    (127,905)                   (18,506)
        Issuance of Convertible Debenture                                         500,000                          -

                                                                         -----------------          -----------------
              Net Cash Provided/(Applied) Financing Activities                    472,095                    743,152

                                                                         -----------------          -----------------
Net Decrease in Cash and Cash Equivalents                                          (3,006)                    52,050

Cash and Cash Equivalents
        Beginning of Period                                                         6,116                      7,307
                                                                         -----------------          -----------------
        Ending of Period                                                            3,110                     59,357
                                                                         =================          =================

See accompanying notes to financial statements

The notes to the financial statements include a summary of significant accounting policies and other notes considered essential to fully disclose and fairly present the transactions and financial position of the company as follows:

Note   1     -   Significant Accounting Policies

Note   2     -   Going Concern

Note   3     -   Inventories

Note   4     -   Property and Equipment, and Intangible Assets

Note   5     -   Accounts Payable

Note   6     -   Accrued Expenses

Note   7         Deferred Revenue

Note   8     -   Short-Term Borrowings

Note   9         Secured Convertible Debentures

Note  10     -   Long-Term Debt

Note  11     -   Bridge Note Financing

Note  12     -   Earnings Per Common Share

Note  13     -   Supplemental Disclosures to Statement of Cash Flows

Note  14     -   Commitments and Contingencies


See accompanying notes to financial statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by Peabodys Coffee Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Peabodys Coffee Inc. believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its financial statements for the year ended March 31, 2003 included on Form 10-KSB. The financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and the results of operations for the interim periods presented. The results of operations for the nine months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year ending March 31, 2004, or any other period.

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

Reclassifications

Certain amounts from the December 31, 2002 financial statements have been reclassified to conform to the current period presentation.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,205,570 and $1,265,149 respectively, as of December 31, 2003.

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

Management plans to address these challenges by focusing on the further development of the Black Rhino Coffee(TM) brand in the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 650 supermarkets and other mass retail venues. The benefit of this channel of trade is that a small number of orders can significantly increase corporate revenues and earnings.

See accompanying notes to financial statements

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

Note 3 - Inventories

At December 31, 2003 and 2002, inventories were comprised of the following:

                                                2003                     2002
                                    -----------------        -----------------

Coffee                                       $ 8,887                 $ 36,674
Other Food                                    10,458                   18,621
Packaging and Other Supplies                  46,518                   27,755
                                    -----------------        -----------------
                                            $ 65,863                 $ 83,049
                                    =================        =================

See accompanying notes to financial statements

Note 4 - Property and Equipment, and Intangible Assets

At December 31, 2003 and 2002, property and equipment were comprised of the following:

                                                                           2003                        2002
                                                               -----------------           -----------------
              Kiosk Carts                                              $ 84,042                   $ 267,733
              Kiosk Equipment                                            85,129                     292,862
              Equipment and Furniture                                   176,484                     261,357
              Signage                                                    28,610                      60,113
              Site Improvements                                          52,731                     118,376
              Assets Not In Service                                      93,824                           -
                                                               -----------------           -----------------
                                                                        520,820                 $ 1,000,441

              Less:   Accumulated Depreciation                         (388,666)                   (656,582)
                                                               -----------------           -----------------
                                                                      $ 132,153                   $ 343,859
                                                               =================           =================


Included in other assets at December 31, 2002 and 2001, were intangible assets comprised of the following:

                                                                           2003                        2002
                                                               -----------------           -----------------
              Goodwill                                                      $ -                    $ 40,930
              Non-Competition Agreement                                       -                      25,000
              Trade Name                                                 68,038                      88,253
              Kiosk Design                                                    -                       2,241
              Other Indentifiable Intangibles                                 -                      14,600
                                                               -----------------           -----------------
                                                                       $ 68,038                   $ 171,024


The Company recognized depreciation and amortization expense for the six months ended December 31, 2003 and 2002 as follows:

                                                                           2003                        2002
                                                               -----------------           -----------------
              Depreciation                                               65,352                    $ 86,265
              Amortization                                                3,170                       9,380
                                                               -----------------           -----------------
                                                                       $ 68,522                    $ 95,645


Note 5 - Accounts Payable

At December 31, 2003 and 2002, approximately 41% and 40% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

See accompanying notes to financial statements

Note 6 - Accrued Expenses

At December, 2003 and 2002, accrued expenses were comprised of the following:

                                                                           2003                        2002
                                                               -----------------           -----------------
              Accrued Interest                                         $ 45,633                    $ 40,086
              Accrued Wages                                              31,662                      48,202
              Accrued Sales and Use Tax                                  35,272                      32,008
              Accrued Payroll Taxes                                     136,108                     198,464
              Other                                                      11,656                       7,649
                                                               -----------------           -----------------
                                                                      $ 260,331                   $ 326,409
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

During the nine months ended December 31, 2003 and 2002, the Company borrowed funds to provide short-term working capital. Details of these loans are as follows:

                                                                                     2003                     2002
                                                                                ----------------        -----------------
          10% Note, unsecured, payable in monthly installments
          of $212.47 including interest, due 05/31/07                            $             7,353             $ 9,073

          10% note, unsecured, payable in monthly installments
          of $318.71, including interest, due 05/30/07                                        -                    4,605

          10% Note, unsecured, payable in monthly installments
          of $106.24 including interest, due 06/30/07                                           3,752                  -

          10% Note, unsecured, payable in monthly installments
          of $3,136.77 including interest, due 03/31/05                                       64,215                   -

Note 9 - Secured Convertible Debentures

2002 Debentures

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

See accompanying notes to financial statements

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

On December 4, 2003, the Company entered into a Redemption Agreement with the three accredited investors. Pursuant to the Redemption Agreement, the Company has made an initial payment against the outstanding Secured Convertible Debentures issued to the three accredited investors and has agreed to further payments each month thereafter, until the debentures are redeemed in full. During such time as the Company has met its prepayment obligations, the accredited investors have agreed to refrain from converting their debentures into shares of the Company's common stock.

The debentures initially are convertible into shares of common stock at the lesser of $0.30 per share or 50% of the average of the three lowest intraday trading prices for a share of common stock during the twenty trading days immediately preceding conversion.

Pursuant to the Rules and Regulations of the Securities and Exchange Commission regarding beneficial conversion features, using the intrinsic value method, the Company allocated the total $250,000 for each tranche to the conversion feature resulting in a corresponding credit to additional paid in capital. The Company is recording as financing costs, the excess of the fair market value of the common stock at the debenture issuance date over the conversion price. For the nine months ended December 31, 2003, the financing cost amounted to a total of $500,000.

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

2003 Debenture

To obtain funding for our ongoing operations, to pay the 2002 debentures we entered into a Securities Purchase Agreement with an accredited investors in December 2003 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. La Jolla Cove Investors provided us with an aggregate of $250,000 as follows:

      o $100,000 was disbursed to the 2002 debenture holders on December 8, 2003;
      o     $100,000 was disbursed to us on December 8, 2003; and
      o $50,000 has been retained for services provided to our company by various professionals, which was disbursed upon effectiveness of our registration statement;

See accompanying notes to financial statements

The debentures bear interest at 7 3/4%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share. The investor agreed to make payments to our current debtholders in the amount of $50,000 per month until the debtholders are paid in full. Such payments shall be applied toward the future exercise of the warrants held by the investor.

La Jolla Cove Investors has contractually committed to convert not less than 5.0% and not more than 15.0% of the original face value of the debenture monthly beginning the month after the effective date of the Registration Statement covering the debenture. The 15% maximum is not applicable if the market price at the time of the conversion at anytime during the applicable month is higher than the market price at closing of the financing. La Jolla Cove Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5%, but not more than 15%, of the warrants per month. The 15% maximum is not applicable if the market price at the time of the conversion at anytime during the applicable month is higher than the market price at closing of the financing. In the event that La Jolla Investors breaches the minimum and maximum restrictions on the debenture and warrant, La Jolla will not be entitled to collect interest on the debenture for that month.

La Jolla has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

In the event that the registration statement is not declared effective by the required deadline, La Jolla may demand repayment of the debenture at 125% of the face amount outstanding, plus all accrued and unpaid interest, in cash. If the repayment is accelerated, we are also obligated to issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid. If La Jolla does not elect to accelerate the debenture, we are required to immediately issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid.

See accompanying notes to financial statements

Note 10 - Long-Term Debt

The outstanding balance at December 31, 2003 and 2002 is summarized as follows:

                                                                                     2003                     2002
                                                                                ----------------        -----------------
          10% Note, unsecured, payable in monthly installments
          of $212.47 including interest, due 05/31/07                            $             7,353             $ 9,073

          10% note, unsecured, payable in monthly installments
          of $318.71, including interest, due 05/30/07                                        -                    4,605

          10% Note, unsecured, payable in monthly installments
          of $106.24 including interest, due 06/30/07                                           3,752                  -

          10% Note, unsecured, payable in monthly installments
          of $3,136.77 including interest, due 03/31/05                                       64,215                   -


          Less current portion                                                               (45,132)             (2,573)
                                                                                ----------------        -----------------
                                                                                         30,188                   11,105
                                                                                ================        =================

Aggregate maturities of long-term debt over the next five years are as follows:

          Twelve months ended September                      Amount
                                                         ----------------
          2004                                            $           45,132
          2005                                                         30,188
          2006
          2007
          2008
                                                          $           75,320
                                                          ==================

Note 11 - Bridge Note Financing

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of December 31, 2003 and 2002, there were $35,000 and $35,000, respectively, of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and to repay such principal balance in full on December 31, 1998. As of June 30, 2003 and 2002, the Company has accrued $40,089 and $33,650 respectively, of interest payable on these notes. As of December 31, 2003, the Company has not received any notice of default relating to the notes.

See accompanying notes to financial statements

Note 12 - Earnings Per Common Share

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares outstanding during the nine months ended December 31, 2003 and 2002, were 35,711,358 and 21,567,120, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the nine months ended December 31, 2003 and 2002, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities underlying the stock options and warrants are anti-dilutive and therefore not included.

Note 13 - Supplemental Disclosures to Statement of Cash Flows

Non-cash investing and financing transactions for the nine months ended December 31, 2003 and 2002, are as follows:

                                                                                      2003                    2002
                                                                                 ---------------         ---------------
          Issuance of Common Stock in Exchange for
               Services Provided                                                  $           5,750       $         85,000

          Issuance of common stock in exchange for
             discharge of obligations on long-term
             borrowings, trade payables and other liablilities                                -                 300,356

          Trade payables and accrued expenses forgiven                                              -              103,937

          Conversion of Trade Payables to Short-Term Note                               111,832                  80,217

          Credit Memos issued to customers for slotting agreements                            -                  88,500

          Conversion Convertible Debentures To Common Stock                             370,711                       -

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

The Company has engaged in settlement negotiations for over a year regarding the status of the 500,000 shares transferred by Mr. Young to various individuals with no resolution as of this date. We are currently evaluating our options with respect to this matter.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at December 31, 2003 and 2002.

See accompanying notes to financial statements

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

      The preparation of this section requires management to make estimates and assumptions about the past, current and future activities, business practices, and financial records of the Company. Actual results may differ from these estimates and assumptions.

      Revenues

      Net revenues for the nine months ended December 31, 2003 decreased 30.1% to $1,377,390 from $1,987,106 for the same period in fiscal 2002. This was primarily due to the closing of full service sites during the year. Retail sales accounted for 88.0% of revenues and wholesale accounted for 12.0% in the nine months ended December 31, 2003.

      Costs and Expenses

      Cost of sales for the nine months ended December 31, 2003 decreased 23.4% to $637,026 from $831,518 for the same period in fiscal 2002. As a percentage of net revenues, cost of sales increased to 46.2% for the nine months ended December 31, 2003 from 41.8% for the comparable period in fiscal 2002. The increase as a percent of net revenues is primarily due to increase in wholesale revenues.

      Employee compensation and benefits for the nine months ended December 31, 2003 decreased to $720,678 from $1,051,710 for the same period in fiscal 2002. As a percentage of net revenues, employee compensation and benefits decreased to 52.3% for the nine months ended December 31, 2003 from 52.9% for the comparable period in fiscal 2002.

      General and administrative expenses for the nine months ended December 31, 2003 decreased to $244,603 from $258,003 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses increased to 17.8% for the nine months ended December 31, 2003 from 13.0% for the comparable period in fiscal 2002.

      Occupancy costs for the nine months ended December 31, 2003 decreased to $172,103 from $231,851 for the same period in fiscal 2002. As a percentage of net revenues, occupancy costs increased to 12.5% for the nine months ended December 31, 2003 from 11.7% for the comparable period in 2002.

      Director and professional fees for the nine months ended December 31, 2003 decreased to $240,217 from $282,803 for the same period in fiscal 2002. As a percentage of net revenues, director and professional fees increased to 17.4% for the nine months ended December 31, 2003 from 14.2% for the comparable period in 2002.The majority of these expenses result from the engagement of various consultants to assist the Company in penetrating new markets and further developing its packaged consumer brand of Black Rhino Coffee(TM).

See accompanying notes to financial statements

      Depreciation and amortization expense for the nine months ended December 31, 2003 decreased to $68,522 from $95,645 for the same period in fiscal 2002. As a percentage of net revenues, depreciation and amortization expense increased to 5.0% for the nine months ended December 31, 2003 from 4.8% for the comparable period in fiscal 2002.

      Operating losses for the nine months ended December 31, 2003 decreased to $705,760 from $764,424 for the same period in fiscal 2002. As a percentage of net revenues, operating losses increased to 51.2% for the nine months ended December 31, 2003 from 38.5% for the comparable period in fiscal 2002.

      Net loss for the nine months ended December 31, 2003 increased to $1,163,391 from $851,086 for the same period in fiscal 2002. As a percentage of net revenues, net losses increased to 84.5% for the nine months ended December 31, 2003 from 42.8% for the comparable period in fiscal 2002.

      Liquidity And Capital Resources

      As the accompanying financial statements show, for the nine months ended December 31, 2003, the Company had a net operating loss of $705,760 and an overall net loss of $1,163,391. At December 31, 2003, the Company has a working capital deficit of $1,205,570 and a shareholder's deficit of $1,265,149.

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

      We plan to address these challenges by building on the successful launch of our organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 650 supermarkets and mass retailers. The benefit of this channel of trade is that a small number of orders can significantly increase our revenues and earnings. We believe that entry to this new market sector will expose us to different and potentially more fertile financing opportunities - such as project-based debt financing secured by purchase order or accounts receivable notes. We believe this is a crucial new opportunity for us given the continuing uncertainty of conventional equity markets.

      We further believe that our gradual transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

      The Company had net cash provided from financing activities for the nine months ended December 31, 2003 totaling $472,095. Cash from financing activities primarily consists of $500,000 from issuance of a convertible debenture. These amounts were primarily utilized in the day-to-day operations of the Company.

See accompanying notes to financial statements

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

See accompanying notes to financial statements

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

Item 2. Changes in Securities and Use of Proceeds

      On October 22, 2003, in order to induce three accredited investors holding the Company's convertible debentures issued pursuant to the December 2002 Securities Purchase Agreement, to exercise their warrants, we issued additional warrants to purchase an aggregate of 875,000 shares of common stock to the three accredited investors in. The warrants are exercisable into 875,000 shares of common stock at a price of $.08 per share. In addition, in December 2003, the accredited investors and the Company entered into Settlement Agreement and Release whereby the parties agreed to the prepayment of the outstanding debentures, including principal and interest, according to a prepayment schedule. The Company was also required to issue the accredited investors 500,000 shares of common stock.

      On December 31, 2003, the Company converted an outstanding promissory note in the amount of $100,000 into 2,000,000 shares of common stock at the price of $.05 per share. Each of the note holders was an accredited investor.

See accompanying notes to financial statements

      From February 2003 until April 2003, the Company issued an aggregate of 75,000 shares of common stock to Cervelle Group LLC for consulting services.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investors in December 2003 for the sale of
(i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. La Jolla Cove Investors provided us with an aggregate of $250,000 as follows:

      o $100,000 was disbursed to various of our secured debtholders on December 8, 2003;
      o     $100,000 was disbursed to us on December 8, 2003; and
      o $50,000 has been retained for services provided to our company by various professionals, which was disbursed upon effectiveness of our registration statement;

      The debentures bear interest at 7 3/4%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share. The investor agreed to make payments to our current debtholders in the amount of $50,000 per month until the debtholders are paid in full. Such payments shall be applied toward the future exercise of the warrants held by the investor.

      La Jolla Cove Investors has contractually committed to convert not less than 5.0% and not more than 15.0% of the original face value of the debenture monthly beginning the month after the effective date of the Registration Statement covering the debenture. The 15% maximum is not applicable if the market price at the time of the conversion at anytime during the applicable month is higher than the market price at closing of the financing. La Jolla Cove Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5%, but not more than 15%, of the warrants per month. The 15% maximum is not applicable if the market price at the time of the conversion at anytime during the applicable month is higher than the market price at closing of the financing. In the event that La Jolla Investors breaches the minimum and maximum restrictions on the debenture and warrant, La Jolla will not be entitled to collect interest on the debenture for that month.

      La Jolla has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

      In the event that the registration statement is not declared effective by the required deadline, La Jolla may demand repayment of the Debenture of 125% of the face amount outstanding, plus all accrued and unpaid interest, in cash. If the repayment is accelerated, we are also obligated to issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid. If La Jolla does not elect to accelerate the debenture, we are required to immediately issue to La Jolla 50,000 shares of common stock for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid.

See accompanying notes to financial statements

      In January 2004, the Company issued an aggregate of 250,000 shares of common stock to Cervelle Group LLC for consulting services of which 50,000 shares are issuable immediately and 33,333 are issuable each month over the following six months. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Defaults on Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
No.     Description
---     -----------

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

                                        PEABODYS COFFEE, INC.,
                                        A Nevada Corporation

                                        By: /S/  Todd Tkachuk
                                           -------------------------------------
                                           Todd Tkachuk, President
                                        Date: February 23, 2004

See accompanying notes to financial statements