Form 10KSB
period 2004-03-31
PEABODYS COFFEE INC/NV
filed 2004-07-14
CIK 1046998

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2004

                        COMMISSION FILE NUMBER 000-28595

                              PEABODYS COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)

Nevada                                                   87-0468654
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)



660 Commerce Drive, Ste B
Roseville, California                                    95678
(Address of Principal Executive Office)                  (ZipCode)


                                 (916) 788-2630
                          (Issuer's Telephone Number)

             Securities registered under Section 12(b) of the Act:
                                      None

             Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [_]

State issuer's revenues for its most recent fiscal year: $1,775,518

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of June 25, 2004, , was approximately $2,812,042.

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 37,506,605 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [_]

                               TABLE OF CONTENTS


PART I      (Alternative 2)

Item 1      Description of Business                                           4
Item 2      Description of Property                                           21
Item 3      Directors, Executive Officers and Significant Employees           22
Item 4      Remuneration of Directors and Officers                            23
Item 5      Security Ownership of Management and Certain Securityholders      24
Item 6      Interest of Management and Others in Certain Transactions         25

PART II

Item 1      Market Price of and Dividends on the Registrant's Common Equity
            and Other Shareholder Matters                                     26
Item 2      Legal Proceedings                                                 28
Item 3      Changes in and Disagreements with Accountants                     28
Item 4      Submission of Matters to a Vote of Security Holders               28
Item 5      Compliance with Section 16(a) of the Exchange Act                 28
Item 6      Reports on Form 8-K                                               28

PART F/S

PART III

Index to Exhibits                                                             56

SIGNATURES                                                                    57

                   INFORMATION REQUIRED IN ANNUAL REPORTS OF
                      TRANSITIONAL SMALL BUSINESS ISSUERS


                             PART I (ALTERNATIVE 2)


ITEM 1.     DESCRIPTION OF BUSINESS
            (FORM 1-A  MODEL B  ITEM 6)


OVERVIEW

      We are a Nevada corporation engaged in the retailing and marketing of certified organic branded specialty coffee beverages and packaged whole bean and ground coffees. We plan to focus our efforts on continued development of our wholesale operations targeted at penetrating the mass retail markets through the sale of packaged whole bean and ground coffees in supermarkets, specialty food stores and other mass retail venues. We currently sell our coffee beverages, whole bean coffees and ground coffees through company-operated retail stores and espresso bars (kiosks), positioned primarily in institutional locations and have made our sales of Black Rhino Coffee(TM) to seven distribution throughout the United States. As of March 31, 2004, we operated two coffee kiosks, two retail stores and one drive-thru located throughout California. Wholesale revenues for our packaged Black Rhino Coffee(TM) products for the year ended March 31, 2004 increased 189.6% to $309,465 from $106,862 for the corresponding period in fiscal 2003. Black Rhino Coffee(TM) sales accounted for approximately 17.4% of our total revenue for the year ended March 31, 2004. Black Rhino Coffee(TM) sales accounted for approximately 4.2% of our total revenue for the ended March 31, 2003. For the year ended March 31, 2004, company-operated kiosk and retail outlet (kiosks) revenue decreased 39.8% to $1,456,491 from $2,420,810 for the same period in fiscal 2003. Kiosk revenue was generated from eight different clients, with the largest client representing 18.2% of total net revenue.

      As described in more detail below, despite growing wholesale revenues and profitability with respect to individual stores and kiosks, as a whole we have not been profitable. As shown in the accompanying financial statements for the fiscal year ended March 31, 2004, we had a net operating loss of $1,088,986, and an overall net loss of $1,270,772.

      We have converted all our retail operations from the use of conventionally grown coffee to using only certified organic coffee. Our organic coffees are independently certified by Quality Assurance International, a global leader in organic certification who has accreditation from the United States Department of Agriculture to certify organic claims under the United States Department of Agriculture's National Organic Program. We have developed the Black Rhino Coffee(TM) trade name for marketing certified organic coffee.

OUR BACKGROUND

PEABODYS CA

      Our current business began with the formation of Peabodys Coffee, Inc., a California corporation, in 1995. Co-founder, Todd Tkachuk (who is currently one of our officers and directors), conceived of a company that would contract with foodservice companies, which held contracts for institutional venues such as corporate facilities, universities or hospitals. Peabodys CA would enter into a subcontract with the client (which had a general contract to provide food services to the host facility) to install coffee kiosks at the host organization. In return, Peabodys CA paid the client a percentage of the gross revenues generated by each kiosk. Our focus and direction has changed over the past couple years with a different strategic goal aimed at establishing Black Rhino Coffee(TM) as a sustainable and dominant packaged brand of certified organic coffee in the domestic mass retail market. Our goal is to transition from our full service units (kiosks and retail stores) in limited-geography institutional markets to a widely distributed packaged consumer brand called Black Rhino Coffee(TM).


THE MERGER

      On March 12, 1999, we entered into a Plan and Agreement of Reorganization with Peabodys CA. Prior to March 12, 1999 we operated under the name, Mine-A-Max Corporation, a Nevada corporation. We were a development stage mining company until our merger with Peabodys CA. We were initially incorporated under the laws of the State of Nevada on July 26, 1989 with the name Kimberly Mines, Inc. for the purpose of mineral exploration and mine development. Several months later we merged with Blue Ute Mining & Exploration, Inc., a Utah corporation. On August 15, 1997, we changed our name to Mine-A-Max Corporation. The Plan and Agreement of Reorganization provided for a share exchange in which we offered shareholders of Peabodys CA one share of our common stock in exchange for one share of Peabodys CA common stock. The shares were offered by us in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Plan and Agreement of Reorganization provided further that, after we had acquired a majority of the outstanding stock of Peabodys CA, we would effect a merger of Peabodys CA into our company. On March 15, 1999, we filed an Amendment to Articles of Incorporation with the State of Nevada changing our name from Mine-A-Max Corporation to Peabodys Coffee, Inc. On June 30, 1999, we effected a merger with Peabodys CA whereby Peabodys CA was merged into our company. All shares of Peabodys CA common stock were converted to shares of our common stock.


INDUSTRY OVERVIEW



      Although we cannot provide guarantees, we believe that the specialty coffee industry will continue to grow as a result of several factors have contributed to the increase in demand for specialty coffee and will continue to do so, including:

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

      o     Environmental,
      o     Economic, and
      o     Social.

      We believe that most coffee consumers are unaware of the many environmental, economic, and social ramifications surrounding the production of coffee. We also believe that the majority of the conventional coffee industry does not meet two basic tests of sustainability:

      o     protection of the environment and
      o     social fairness.

We believe a growing number of coffee producers, coffee companies and consumers are actively taking steps to encourage the coffee industry to move toward more environmentally friendly practices and toward practices which are more economically and socially beneficial for producers.

      Three categories of coffees attempt to meet some or all of these criteria. The three categories are

      o     Organic,
      o     Shade Grown and
      o     Fair Trade,

The above are collectively termed "sustainable coffees". Each sustainable coffee has its own criteria, creating considerable confusion. Fair Trade coffee means that coffee farmers receive fair payments in the form of a "floor" price for their beans. Although this allows coffee farmers to make minimal profits during depressed market conditions, Fair Trade guidelines do not adequately address issues surrounding the environment, biodiversity, species preservation or whether or not the coffee trees come from genetically modified rootstocks. Shade Grown refers to the condition under which the coffee is grown. Shade Grown coffees ensure that multiple species have habitat and that there is preservation of the dwindling tropical rainforests. However, Shade Grown does not address the use of agrochemicals, or whether the coffee trees come from genetically modified rootstocks. Nor does Shade Grown coffee address important socioeconomic issues.

CERTIFIED-ORGANIC COFFEE

      Certified Organic coffee is produced with methods that preserve the soil and prohibit the use of agrochemicals. Organic coffee farming ensures that shade-friendly varieties of coffee are planted and that full-sun hybrids or genetically modified coffee trees cannot (by law) be used. In addition, we believe, similar to Fair Trade, Certified-Organic coffees offer a premium to farmers and during low markets Certified-Organic farmers are able to turn profits. We believe organic growers are also rewarded with farms that remain fertile for decades, with clean water, and with good health. We believe that Certified-Organic coffee is the only coffee that addresses the social, economic and environmental issues surrounding the sustainability of the coffee industry.

      We also believe that consumers are willing to pay a modest premium for sustainable coffee but they prefer one-stop shopping for their food needs, and availability implies both convenience and visibility. Many North American supermarkets either do not stock sustainable coffees or present only one, often as a single origin or blend, and usually Organic. Further, although we believe considerable quantities of Organic coffee are sold through the grocery and supermarket channel, their ready availability is limited to the West Coast and select urban areas.


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

      We are in transition from an operations intensive company to a highly skilled corporation focusing on brand ownership and management. At the appropriate time, we intend to exit our full service operations entirely and redeploy the capital in support of our strategic goal. Full service operations are entirely different in modus operandi, capital needs, system requirements and essential management skills from those of packaged consumer brand ownership and management. We will exit the full service business at the right time for the right price given the circumstances of each site. In the meantime we will continue to give our full service operations appropriate support.

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


FULL SERVICE OPERATIONS

      Our existing full service business has been developed on a business strategy based on the following concepts:

      Business and Institutional Locations. We focused on locating our coffee kiosks in business and institutional facilities. We have experienced both lower competition and reduced advertising and marketing expenses by installing kiosks in such areas, since the kiosks have a nearby captive audience of employees and students at business and institutional sites.

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

      As of March 31, 2004, we operated two coffee kiosks, two retail stores and one drive-thru located throughout California. Our five operating units were located in the following venues: three were located at hospitals; one was a store-front retail locations, and one was a drive-through retail location.


EXPANSION PLANS

      As previously discussed, our strategic goal is to establish our packaged consumer Black Rhino Coffee(TM) brand in domestic mass retail markets. We believe that the Black Rhino Coffee(TM) brands compelling set of brand characteristics that clearly differentiate itself from its competitors (see Business Strategy) supported by favorable market dynamics (see Industry Overview) will provide fast growth opportunities.

      During the year ended March 31, 2004, we shipped orders of Black Rhino Coffee(TM) to the following major food distributors:

      o     WalMart;
      o     Bi-Lo Inc.;
      o     SuperValu Rich Foods; and
      o     Ingles.

      In addition, we have secured the services of several food brokers to represent the Black Rhino Coffee(TM) brand in various regions of the U.S. Through our efforts, we anticipate that the brand has the potential of achieving shelf presence in more than 1,500 supermarkets or mass market retailers by the end of the calendar year 2004.

      We do not intend to allocate resources for the purpose of generating new growth opportunities for our full service retail operations. All existing full service operations will be given appropriate support. As previously indicated, we have clearly defined our strategic goal and focus to be the rapid development of Black Rhino Coffee(TM) as a packaged consumer brand available through mass retail markets.

MARKETING STRATEGY

RETAIL SALES OF BLACK RHINO COFFEE(TM)

      We are aware of the potential pitfalls associated with brand marketing budgets. We believe that today's consumers are nearly blind to the thousands of brand messages they are exposed to on a daily basis. The risk is to spend on creating consumer brand awareness and trial purchase. While we accept that a "No Spend" route is not an option, we do not anticipate any material "above the line" marketing campaigns during our initial strategic cycle aimed at establishing shelf presence in the domestic mass retail markets. We will support the brand, but only through targeted tactical programs mutually developed and implemented with our retail clients. Support costs for this grassroots approach will be identified and budgeted within the basic economic model on a project-by-project basis.


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


SUPPLIERS

      We procure the roasting and packaging of our coffee from Terranova Roasting Co., Inc. in Sacramento, California. Terranova is a Quality Assurance International certified coffee roaster serving central California. We have no contract in effect with Terranova other than the purchase orders we place. We believe that Terranova may not be able to meet our needs in the near future and that it may be necessary to contract out to other certified organic coffee roasters. We have been in contact with other qualified suppliers and certified organic roasters who could fulfill our supply requirements in the foreseeable future. Any risk associated with having only one certified organic coffee roaster, therefore, appears to be minimal.

      We purchase and participate in the selection of our green coffee beans and provide our proprietary specifications for degree of roast and blending recipes to Terranova, which then roasts and blends to our exact specifications. Finished product is packaged, sealed, and shipped through our various distribution channels as ordered.

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


MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

The preparation of this section requires us to make estimates and assumptions about our past, current and future activities, business practices, and financial records. Actual results may differ from these estimates and assumptions. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors Affecting the Company".

SUMMARY

      For the year ended March 31, 2004, the Statements of Loss show a 30.2% decrease in sales and a 36.6% decrease in gross profit over the prior year. We incurred a net loss for the year ended March 31, 2004 of $1,270,772.

REVENUES

      Net revenues for the year ended March 31, 2004 decreased 30.2% to $1,775,518 from $2,543,286 for the corresponding period in fiscal 2003. This decrease was primarily due to lost revenue of approximately $1,088,000 resulting from the sale or closure of ten university kiosk locations, three hospital kiosk locations and one retail store. Revenues for our packaged Black Rhino Coffee(TM) products for the year ended March 31, 2004 increased 189.6% to $309,465 from $106,862 for the corresponding period in fiscal 2003. Black Rhino Coffee(TM) sales accounted for approximately 17.4% of our total revenue for the year ended March 31, 2004. For the year ended March 31, 2004, kiosk and retail outlet revenue decreased 39.8% to $1,456,491 from $2,420,810 for the same period in fiscal 2003. Kiosk and retail outlet revenue was generated from eight different clients, with the largest client representing 18.2% of total net revenue.

COSTS OF GOODS SOLD

      Cost of goods sold for the year ended March 31, 2004 decreased to $827,399 from $1,049,071 for the same period in fiscal 2003. As a percentage of net revenues, cost of goods sold increased to 46.6% for the year ended March 31, 2004 from 41.2% for the comparable period in fiscal 2003. The increase was primarily due to a shift in the sales mix resulting from increased Black Rhino Coffee(TM) revenues as percentage of total net revenues. For the year ended March 31, 2004, net revenues for Black Rhino Coffee(TM) represented 17.4% of total revenues as compared to 4.2% for the comparable period in fiscal 2003. Cost of goods sold for our Black Rhino Coffee(TM) product line was 56.4% for the year ended March 31, 2004.

OPERATING EXPENSES

      Employee compensation and benefits for the year ended March 31, 2004 decreased to $882,710 from $1,387,544 for the same period in fiscal 2003. As a percentage of net revenues, employee compensation and benefits decreased to 49.7% for the year ended March 31, 2004 from 54.6% for the comparable period in fiscal 2003. The decrease as a percentage of net revenues was primarily due to the elimination of administrative and corporate level positions associated with the restructuring of our central costs. Employee compensation for administrative and corporate level employees for the year ended March 31, 2004 decreased to $81,570 from $193,276 for the same period in fiscal 2003. The $111,706 decrease in administrative and corporate level employee compensation represents 6.3% of net revenues for the year ended March 31, 2004.

      General and administrative expenses for the year ended March 31, 2004 decreased to $319,275 from $367,353 for the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses increased to 18.0% for the year ended March 31, 2004 from 14.4% for the comparable period in fiscal 2003. The increase as a percentage of net revenues was primarily due to commissions, and promotional expenses related to the growth of our Black Rhino Coffee(TM) product line. For the year ended March 31, 2004 Black Rhino Coffee(TM) promotional expenses for in-store samplings, temporary price reductions and ad support increased to $31,761 from $0 for the same period in fiscal 2003. For the year ended March 31, 2004 commission expenses directly related to Black Rhino Coffee(TM) sales increased to $25,893 from $7,160 for the same period in fiscal 2003.

      Occupancy costs for the year ended March 31, 2004 decreased to $208,243 from $298,819 for the same period in fiscal 2003. As a percentage of net revenues, occupancy costs for the year ended March 31, 2004 were 11.7%, which is comparable to the same period in fiscal 2003.

      Director and professional fees for the year ended March 31, 2004 decreased to $303,940 from $392,016 for the same period in fiscal 2003. As a percentage of net revenues, director and professional fees increased to 17.1% for the year ended March 31, 2004 from 15.4% for the comparable period in fiscal 2003. The majority of these expenses result from the engagement of various consultants and legal fees to assist us in obtaining growth financing and in penetrating new markets with our packaged consumer brand of Black Rhino Coffee(TM).

      Operating losses for the year ended March 31, 2004 decreased to $1,088,986 from $1,132,219 for the same period in fiscal 2003. As a percentage of net revenues, operating losses increased to 61.3% for the year ended March 31, 2004 from 44.5% for the comparable period in fiscal 2003. The increased operating loss is primarily due to redemption premiums of $181,124 associated with the December 4, 2003 Settlement Agreement with a convertible debenture holder.


NET LOSS

      Net loss for the year ended March 31, 2004 decreased to $1,270,772 from $1,713,691 for the same period in fiscal 2003. As a percentage of net revenues, net losses increased to 71.6% for the year ended March 31, 2004 from 67.4% for the comparable period in fiscal 2003. The increased net loss is primarily due to other operating expenses of $181,124. These other operating expenses consist of redemption premiums associated with the December 4, 2003 Settlement Agreement with a convertible debenture holder.

LIQUIDITY AND CAPITAL RESOURCES

      As the accompanying financial statements show, for the fiscal year ended March 31, 2004, we had a net operating loss of $1,088,986, and an overall net loss of $1,270,772. At March 31, 2004, we ended our fiscal year with a working capital deficit of $1,422,887, and a shareholders' deficit of $1,269,026.

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

      We plan to address these challenges by building on the launch of our organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 800 supermarkets. The benefit of this channel of trade is that a small number of orders can significantly increase our revenues and earnings. We believe that entry to this new market sector will expose us to different and potentially more fertile financing opportunities - such as project-based debt financing secured by purchase order or accounts receivable notes. We also believe that our transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

      Our operating activities decreased cash by $701,922 for the year ended March 31, 2004. Net loss of $1,270,772, debt settlement of $181,124, financing costs of $120,681, and gain/loss on disposal of assets of $83,085 were the primary reasons. The debt settlement is due to redemption premiums of $181,124 associated with the December 4, 2003 Settlement Agreement with a convertible debenture holder.

      We had net cash provided from financing activities for the year ended March 31, 2004 totaling $631,680. In December 2003, we entered into a Securities Purchase Agreement for the sale of $250,000 principal amount of a convertible debenture in conjunction with warrant to purchase 2,500,000 million shares of our common stock. In January 2002, we secured a line of credit for up to $300,000. This line of credit is for the acquisition of equipment and kiosks as well as for meeting working capital needs.


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

      We are aware of other companies which sell specialty coffee from kiosks and coffee carts, but these are all very small operations with only a few kiosk locations each. We are not aware of any other company, on either a regional or national level, which specializes in sales of specialty coffee from kiosks or coffee carts. We acknowledge that several large, well-capitalized multi-unit retailers are capable of entering the kiosk and coffee cart market. Currently, however, to our knowledge, none of these retailers are focusing on the kiosk or coffee cart market.


INTELLECTUAL PROPERTY

      Another entity in North Carolina has been using the trademark and trade name "Peabody's Coffee Co." in the coffee industry. This North Carolina entity received a federal trademark registration for "Peabody's Coffee Co." on February 25, 1997. This federal registration was canceled on November 29, 2003. We believe we have the right to continue using the trade names and trademarks "Peabodys" and Peabodys Coffee, Inc." at least in those areas in which we established use prior to the date the North Carolina entity obtained its now-canceled trademark registration for "Peabodys Coffee, Inc." Indeed, we believe it is now highly unlikely the North Carolina entity or any other party could prevent us from using the "Peabodys" and "Peabodys Coffee, Inc." trade names and trademarks anywhere in the U.S. However, if for any reason it were determined that we could not continue using the trade name or trademark
"Peabodys" or "Peabodys Coffee, Inc.", this could have a materially adverse effect on our company in that we would have to select a different name under which to do business, and have to re-establish any lost goodwill and name recognition. Again, we believe it is now highly unlikely we could be forced to discontinue using the "Peabodys" or "Peabodys Coffee, Inc." trade names and trademarks anywhere in the U.S.

      We have recently obtained U.S. federal trademark registrations for the trademarks ALMA BLEND, SPIRITU BLEND and COFFEE WITH BODY AND SOUL. We also have an earlier U.S. federal trademark registration for Rhinoceros Design (Regis. No. 2, 097,721), but have ceased using this mark as part of our conversion to a new logo design. As part of this conversion, we have also recently abandoned our pending application for BLACK RHINO COFFEE & Design (Serial No. 76/406,291). We have pending applications with the U.S. Patent and Trademark Office (USPTO) for BLACK RHINO COFFEE (word mark) and BLACK RHINO COFFEE & Design (Serial No. 76/540,932), which corresponds to our new logo design. We have received a Notice of Allowance in respect of our application for BLACK RHINO COFFEE (word mark) and expect to receive a U.S. federal trademark registration for the same soon after we file a statement of use with the USPTO. We expect our application for BLACK RHINO COFFEE & Design (Serial No. 76/540,932) to result in a U.S. federal trademark registration in due course.

We have obtained a (European) Community trademark registration for BLACK RHINO COFFEE (word mark) and a Notice of Allowance has been issued in respect of our application for registration of BLACK RHINO COFFEE (word mark) in Canada. A Canadian trademark registration for BLACK RHINO COFFEE (word mark) should issue if we timely file a statement of use with the Canadian Intellectual Property Office.

EMPLOYEES

      We currently have 44 employees of which 8 are full-time employees and five of which are administrative.

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

      We incurred net losses of $1,270,772 for the year ended March 31, 2004 and $1,713,691 for the year ended March 31, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of Black Rhino Coffee(TM). Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

      In their report dated July 6, 2004, our independent auditors stated that our financial statements for the year ended March 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended March 31, 2004 in the amount of $1,270,772 and stockholders deficit of $1,269,027 as of March 31, 2004. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.


WE MAY BE REQUIRED TO PAY OUTSTANDING SECURED PROMISSORY NOTES WHICH ARE CURRENTLY IN DEFAULT. IF WE ARE REQUIRED TO REPAY THE OUTSTANDING DEBT OUR WORKING CAPITAL MAY BE DEPLETED OR WE MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS TO REPAY SUCH DEBT. OUR FAILURE TO REPAY THE SECURED PROMISSORY NOTES COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In an earlier private placement, we offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. We are now obligated to make quarterly payments on the interest outstanding and to repay such Secured Notes. As of March 31, 2004, we were in default on the principal balance of the Secured Notes in the amount of $35,000 and approximately $45,336 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a noteholder has the right to:

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

      As of the date hereof, we have not received any notice of default relating to the Secured Notes. It is our understanding that the noteholders lien has lapsed due to the noteholders failure to file a continuation with the California Secretary of State. Due to the noteholders failure to file a continuation, the California Secretary of State has purged the lien from our records.


A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE AND IF WE ARE UNABLE TO MAINTAIN OUR CURRENT CUSTOMER BASE OR ATTRACT A NEW CUSTOMER BASE WE WILL BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

      Our four largest clients represent 59.4% of our gross revenue for the year ended March 31, 2003. The four largest clients represented 47.4% of the gross revenue for the year ended March 31, 2002. We would likely experience a material decline in revenues if we were to lose any of our major clients.


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


WE HAVE RECENTLY COMMENCED SALES TO SUPERMARKETS, SPECIALTY FOOD STORES AND OTHER MASS RETAIL VENUES AND IF WE ARE NOT SUCCESSFUL IN ESTABLISHING OUR COMPANY WITHIN THE MASS RETAIL MARKET OUR REVENUE MAY BE SEVERELY IMPACTED.

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


RISKS RELATING TO OUR COMMON STOCK:

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of July 13, 2004, we had 39,645,313 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 42,719,361 shares of common stock at current market prices, and outstanding warrants and options to purchase 9,519,836 shares of common stock, including, 2,291,460 shares of common stock issued pursuant to the Securities Purchase Agreement dated December 5, 2003. In addition, pursuant to the Plan and Agreement of Reorganization and merger we assumed the rights and obligations or convertible promissory noted that are convertible into 75,604 shares. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE  CONTINUOUSLY   ADJUSTABLE  CONVERSION  PRICE  FEATURE  OF  OUR  CONVERTIBLE
DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of July 13, 2004 of $0.07.

                                    Number of       % of
% Below  Price Per  With Discount   of Shares   Outstanding
Market     Share        at 20%      Issuable       Stock
------     -----        ------      --------       -----

25%       $.0525        $.0420      57,722,969     59.28%
50%       $.0350        $.0280      87,730,183     68.88%
75%       $.0175        $.0140     177,751,826     81.76%

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

      The convertible debentures are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

      The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO OBTAIN STOCKHOLDER APPROVAL TO INCREASE OUR AUTHORIZED SHARES OF COMMON STOCK, WE MAY BE REQUIRED TO REPAY THE CONVERTIBLE DEBENTURE AS WELL AS VARIOUS PENALTIES.

We presently do not have an adequate amount of authorized and unissued shares of common stock to issue in connection with the financing entered into with La Jolla Cover Investors, Inc. In the near future we intend to hold a meeting for the purpose of obtaining stockholder approval to increase our authorized shares of common stock of which we can provide no assurance that we will be able to obtain. In the event that we are unable to obtain an increase in our authorized common stock, we will be required to repay the debenture and we will be subject to prepayment penalties.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

In December 2003, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7 3/4% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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


OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 9.7% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; STOCKHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

      As of March 31, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 9.7% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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


ITEM 2.     DESCRIPTION OF PROPERTY
            (FORM 1-A  MODEL B  ITEM 7)

      Our principal executive offices were located at 3845 Atherton Road, Suite 9, Rocklin, CA, 95675, and our telephone number was (916) 788-2630. On April 1, 2004 we moved our offices to 660 Commerce Drive, Suite B, Roseville, CA, 95678. Our new telephone number is (916)-788-2630. The facility is utilized in the following manner:

      o     administrative offices; and
      o     professional offices.


      The facility consists of approximately six hundred fourteen (614) square feet of office space, leased for $786 per month. The lease expires on March 31, 2005. We believe that our existing facilities are adequate for our current use.

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

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES (FORM 1-A MODEL B ITEM 8)

      The following table sets forth certain information regarding the officers and directors of Peabodys:

Name                  Age      Position
--------------------------------------------------------------------------------
Todd N. Tkachuk       43       President, Chief Financial Officer, Secretary and
                               Director
Richard Azevedo       70       Director
Barry Gibbons         58       Director
Roman Kujath          71       Director
David Lyman           57       Director

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

      TODD N. TKACHUK has been an officer and director of our company since our inception. In connection with the merger entered with Peabodys CA, Mr. Tkachuk became President, Chief Financial Officer, and Secretary, and a Director, of our company. In January of 2000, Mr. Tkachuk became Chairman of the Board and served in that capacity until the appointment of Mr. Phillips in April 2002. Prior to his involvement with our company, Mr. Tkachuk served as President of Tony's Coffee Company, a Vancouver, Canada-based specialty coffee company. From 1987 to 1991, Mr. Tkachuk served as President and CEO of Skytech Data Supply, a wholesale distributor of computer consumables and peripherals. Mr. Tkachuk holds a B.A. in Business Management from Western Washington University (1983).

      RICHARD AZEVEDO brings more than 30 years of business acumen with a proven track record in takeovers and turnarounds. He served as mayor of the city of Auburn, CA for 2 terms and in 1987 was the recipient of the American Cancer Society's "Man of the Year" award. Mr. Azevedo has founded and served as President of numerous companies within the health care industry. He currently manages a substantial real estate investment corporation and is a general partner in a 4 major mini storage projects valued in excess of $20 million.


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


ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS
            (FORM 1-A  MODEL B  ITEM 9)

(a) The following table sets forth the aggregate annual remuneration of each of the three highest paid persons who are officers or directors for the fiscal year ending March 31, 2004.

      The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending March 31, 2004, 2003 and 2002 exceeded $100,000:


                                                SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Todd N. Tkachuk (1)       2004     78,000          0            0            -            -            -             -
  President, CEO, CFO     2003     78,000          0            0            -            -            -             -
  and Secretary           2002     78,000          0            0            -            720,000      -             -

(1) Mr. Tkachuk does not have an employment agreement with our company. He serves in his capacity as President, Chief Financial Officer and Secretary pursuant to his election to those positions by the Board of Directors.

ITEM 5.     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
            SECURITYHOLDERS
            (FORM 1-A  MODEL B  ITEM 10)

(a)   Voting Securities

      The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2004:

      o by each person who is known by us to beneficially own more than 5% of our common stock;
      o     by each of our officers and directors; and
      o     by all of our officers and directors as a group.


NAME AND ADDRESS                                 NUMBER OF         PERCENTAGE OF
OF OWNER                        TITLE OF CLASS   SHARES OWNED(1)   CLASS(2)
--------------------------------------------------------------------------------

Todd N. Tkachuk                 Common Stock     1,361,269         3.4%
3845 Atherton Road, Suite #9
Rocklin, CA 95765

Barry Gibbons                   Common Stock     1,465,000         3.7%
6665 S. W. 69th Lane
Miami, FL 33143

Roman Kujath                    Common Stock     613,297           1.5%
8926 119th Street
Edmonton, Alberta
Canada T6G 1W9

David Lyman                     Common Stock     149,480           0.4%
2789 Hospital Road
Saginaw, MI  48603

John Phillips                   Common Stock     275,000           0.7%
5210 Village Parkway
Rogers, AR  72758

All Officers and Directors      Common Stock     3,704,046         9.7%
As a Group (5 persons)

Ronald Eckman                   Common Stock     3,675,000         9.7%

All Beneficial Ownership        Common Stoce     7,379,046        19.4%

---------------------------------
      (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

      (2) Percentage based on 39,645,313 shares of common stock outstanding as of July 11, 2004.

(b) No other person holds or shares the power to vote the securities described below. - 31 - (c) The Company currently has no non-voting securities outstanding.

(d)   Options, Warrants and Rights

                         SECURITIES CALLED FOR BY           EXERCISE                EXERCISE
NAME OF HOLDER           OPTIONS, WARRANTS AND RIGHTS       PRICE                   DATE
--------------           ----------------------------       -----                   ----

Todd N. Tkachuk          770,000 Shares of Common Stock     $0.05 (720,000 shares)  fully vested
                                                            $0.80 (50,000 shares)   fully vested

Barry Gibbons            120,000 Shares of Common Stock     $0.05 (120,000 shares)  fully vested

Roman Kujath             140,000 Shares of Common Stock     $0.05 (120,000 shares)  fully vested
                                                            $0.80 (20,000 shares)   fully vested

David Lyman              240,000 Shares of Common Stock     $0.20 (240,000 shares)  fully vested

John Phillips            530,000 Shares of Common Stock     $0.40 (180,000 shares)  fully vested
                                                            $0.40 (200,000 shares)  fully vested
                                                                                    in Dec. 2004
                                                            $0.20 (150,000 shares)  fully vested

All Officers and Dirs.   1,800,000 Shares of Common Stock   $0.05 (960,000 shares)
As a Group (5 persons)                                      $0.20 (390,000 shares)
                                                            $0.40 (380,000 shares)
                                                            $0.80  (70,000 shares)

(e) The Company has no parents.


ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (FORM 1-A MODEL B ITEM 11)

      We have engaged the services of Marathon Global, an Arkansas corporation, to represent us in selling our 100% organic coffee to the mass-market retail sector. Mr. Phillips, who was Chairman of the Board of Directors at March 31, 2004, is the owner of Marathon Global. The agreement expires December 31, 2004.

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

                                Sales Price
                                -----------

                           High              Low
                           ----              ---

            2002
      Second Quarter       0.88              0.51
      Third Quarter        0.60              0.22
      Fourth Quarter       0.38              0.25

            2003
      First Quarter        0.38              0.08
      Second Quarter       0.27              0.06
      Third Quarter        0.21              0.07
      Fourth Quarter       0.14              0.05

            2004
      First Quarter        0.14              0.07





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

(B)   HOLDERS

      As of July 11, 2004 we had approximately 444 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Company, Inc., 1981 4800 South, Suite 100, Salt Lake City, Utah 84117.


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


(D)   EQUITY COMPENSATION PLAN INFORMATION

                                    Number of securities to   Weighted average
                                    be issued upon exercise   exercise price of         Number of securities
                                    of outstanding options,   outstanding options,      remaining available
Plan Category                       warrants and rights       warrants and rights       for future issuance
---------------------------------   ------------------------  ------------------------  ----------------------
Equity compensation plans
approved by security holders                   70,000                      $0.80                       -0-

Equity compensation plans not
approved by security holders                8,527,370                      $0.45                       -0-

Total                                       8,597,370                      $0.45                       -0-

      Our two stock option plans were adopted with the approval of the stockholders. Our equity securities, which have been authorized for issuance without the approval of stockholders, are pursuant only to individual compensation arrangements. These arrangements are comprised of consulting agreements, broker warrants and other warrants in connection with private offerings of our securities, and various non-plan option agreements.

ITEM 2.   DESCRIPTION OF EXHIBITS

      The Company has provided each of the required exhibits which are set forth on the exhibit index.



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

                              PEABODYS COFFEE, INC.
                             (A NEVADA CORPORATION)




                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS



                                   YEARS ENDED
                             MARCH 31, 2004 AND 2003

                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT..................................................35

FINANCIAL STATEMENTS

         Balance Sheets.......................................................36

         Statements of Loss...................................................37

         Statements of Stockholders' Deficit..................................38

         Statements of Cash Flows.............................................39

         Notes to Financial Statements.....................................40-54

                                                                      NICHOLSON
                                                                        & OLSON
                                                   CERTIFIED PUBLIC ACCOUNTANTS
                                                  729 Sunrise Avenue, Suite 303
                                                    Roseville, California 95661
                                                                 (916) 786-7997

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Peabodys Coffee, Inc.

We have audited the accompanying balance sheets of Peabodys Coffee, Inc. (a Nevada corporation) as of March 31, 2004 and 2003, and the related statements of loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peabodys Coffee, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Nicholson & Olson
Certified Public Accountants
Roseville, California
July 6, 2004


                              PEABODYS COFFEE, INC.
                                 Balance Sheets
                             March 31, 2004 and 2003

                                                             2004           2003
                                                         -----------    -----------
ASSETS

Current Assets
   Cash                                                  $     2,100    $     6,116
   Accounts Receivable                                        82,695         16,958
   Inventories                                                42,781         74,667
   Prepaid Expenses                                           20,655         48,454
                                                         -----------    -----------
        Total Current Assets                                 148,231        146,195

   Property and Equipment (Net)                              100,260        270,963
   Goodwill (Net)                                                 --         36,839
   Deposits and Other Assets                                  79,252         89,565
                                                         -----------    -----------
        Total Assets                                     $   327,743    $   543,562
                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cash Overdraft                                             21,710         24,644
   Accounts Payable                                          279,018        361,017
   Accrued Expenses                                          295,690        343,509
   Short-term Borrowings                                     430,882         69,000
   Current Portion of Long-Term Debt                          87,318         46,477
   Secured Convertible Debentures                            239,000        500,000
   Bridge Note Financing                                      35,000         35,000
   Current Portion of Deferred Revenues                       12,500             --
   Advances for Future Conversion of Warrants                170,000             --
                                                         -----------    -----------
        Total Current Liabilities                          1,571,118      1,379,647

Long-Term Liabilities
   Deferred Revenues (Net of Current Portion)                  3,125             --
   Long-Term Debt (Net of Current Portion)                    22,526         35,922
                                                         -----------    -----------
        Total Liabilities                                  1,596,769      1,415,569

Stockholders' Deficit
   Common Stock Authorized - 50,000,000 Shares
     issued and outstanding, 37,506,605
     and 21,861,124 $.001 Par Value                           37,507         21,861

   Additional Paid in Capital                              6,794,439      5,968,831
   Deferred Expenses                                         (30,832)       (63,331)
   Accumulated Deficit                                    (8,070,140)    (6,799,368)
                                                         -----------    -----------
        Total Stockholders' Deficit                       (1,269,026)      (872,007)

                                                         -----------    -----------
        Total Liabilities and Stockholders' Deficit      $   327,743    $   543,562
                                                         ===========    ===========


See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                               Statements of Loss
                      Years Ended March 31, 2004 and 2003

                                                      2004          2003
                                                  -----------    -----------
Sales                                             $ 1,775,518    $ 2,543,286

Cost of Sales                                         827,399      1,049,071
                                                  -----------    -----------
          Gross Profit                                948,119      1,494,215

Operating Expenses
   Employee Compensation and Benefits                 882,710      1,387,544
   General and Administrative Expenses                319,276        367,353
   Occupancy                                          208,243        298,819
   Director and Professional Fees                     303,940        392,016
   Depreciation and Amortization                       51,755        164,349
   Loss on Disposal of Assets                          90,057         16,353
   Other Operating Expenses                           181,124             --
                                                  -----------    -----------
          Total Operating Expenses                  2,037,105      2,626,434

                                                  -----------    -----------
          Operating Loss                           (1,088,986)    (1,132,219)

Other Income                                               --            242
Legal Expense - Former Director                            --       (153,253)
Financing Costs - Secured Convertible Debenture      (120,681)      (500,000)
Interest and Other Expenses                           (69,379)       (67,080)
                                                  -----------    -----------
   Net Loss Before Extraordinary Item              (1,279,046)    (1,852,310)

Extraordianry Item                                      8,274        138,619
                                                  -----------    -----------
   Net Loss                                       $(1,270,772)   $(1,713,691)
                                                  ===========    ===========


Basic and Diluted Earnings Per Share:
   Net Loss Before Extraordinary Item                   (0.04)         (0.09)
   Extraordinary Item                                    0.00           0.01
                                                  -----------    -----------
      Net Loss                                          (0.04)         (0.08)
                                                  ===========    ===========

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                       Statement of Stockholder's Deficit
                      Years Ended March 31, 2004 and 2003


                             Commom Stock                                                                            Total
                             ------------                      Additional        Deferred      Accumulated   Stockholders'
                               Shares          Amount       Paid In Capital      Expenses          Deficit         Deficit
                            ------------------------------  --------------  --------------   --------------  --------------

Balance at March 31, 2002      19,048,524        $ 19,049     $ 4,946,129       $ (64,466)    $ (5,085,677)     $ (184,965)

Conversion of Convertible
   Debt into Common Stock       1,501,781           1,501         298,855               -                -         300,356
Exercise of Warrants and
   Stock Options                  460,819             461          17,539               -                -          18,000
Stock Issued under
   Settlement Agreements                -               -               -               -                -               -
Sale of Common Stock              575,000             575         110,083               -                -         110,658
Stock Issued Under Service
   Agreements                     275,000             275          96,225           1,135                -          97,635
Stock Issued Under Asset
   Purchase Agreements                  -               -               -               -                -               -
Financing Costs - Secured
   Convertible Debt                     -               -         500,000               -                -         500,000

Net Loss                                                                                        (1,713,691)     (1,713,691)

                            --------------  --------------  --------------  --------------   --------------  --------------
Balance at March 31, 2003      21,861,124          21,861       5,968,831         (63,331)      (6,799,368)       (872,007)


Conversion of Convertible
   Debt into Common Stock      11,486,217          11,486         394,586               -                -         406,072
Exercise of Warrants and
   Stock Options                1,384,264           1,384         152,366               -                -         153,750
Stock Issued under
   Settlement Agreements          500,000             500          29,501               -                -          30,001
Sale of Common Stock            2,000,000           2,000          98,000               -                -         100,000
Stock Issued Under Service
   Agreements                     275,000             275          30,475          32,499                -          63,249
Stock Issued Under Asset
   Purchase Agreements                  -               -               -               -                -               -
Financing Costs - Secured
   Convertible Debt                     -               -         120,681               -                -         120,681
Prepaid Warrants                        -               -               -               -                -               -

Net Loss                                -               -               -               -       (1,270,772)     (1,270,772)

                            --------------  --------------  --------------  --------------   --------------  --------------
Balance at March 31, 2004      37,506,605        $ 37,506     $ 6,794,440       $ (30,832)    $ (8,070,140)   $ (1,269,026)
                            ==============  ==============  ==============  ==============   ==============  ==============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                             Statement of Cash Flow
                      Years Ended March 31, 2004 and 2003

                                                                   2004            2003
                                                                   ----            ----
Cash Flows From Operating Activities
   NET INCOME                                              $ (1,270,772)   $ (1,713,691)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH APPLIED
     TO OPERATING ACTIVITIES:
       Depreciation & Amortization                               51,181         164,349
       Debt Settlement and Forgiveness of debt                  181,124        (138,619)
       Gain/Loss on Disposal of Assets                           83,085          16,353
       Non-Cash Consulting Fees                                  63,249          56,500
       Slotting Fee Expense                                      41,375          49,375
       Financing Costs - Secured Convertible Debenture          120,681         500,000

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable                                      (65,737)        (79,128)
       Inventories                                               31,886         (11,429)
       Prepaid Expenses                                         (13,574)         33,539
       Deposits and Other Assets                                 17,360           3,714
       Cash Overdraft                                            (2,934)        (23,851)
       Account Payable                                           45,068         194,368
       Accrued Expenses                                             461          65,498
       Deferred Revenue                                          15,625               -
                                                           -------------   -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                 (701,922)       (883,022)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds on Sale and Disposal of Assets                       94,400          57,379
   Additions to Property and Equipment                           (8,989)        (86,011)
   Brand Development Costs                                      (19,185)        (27,070)
                                                           -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   66,226         (55,702)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Proceeds from Sale of Common Stock                       100,000         128,658
   Issuance of Common Stock from Conversion of Warrants          43,750               -
   Proceeds from Issuance of Secured Convertible Debentures     500,000         500,000
   Proceeds from Advances for Future Conversion of Warrants     280,000               -
   Proceeds from Issuance of Notes Payable                            -         389,000
   Principal Reductions of Short-term Borrowings               (292,070)        (80,125)
                                                           -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  631,680         937,533

NET DECREASE IN CASH                                             (4,016)         (1,191)
CASH AT BEGINNING OF YEAR                                         6,116           7,307
                                                           -------------   -------------
CASH AT END OF YEAR                                               2,100           6,116
                                                           =============   =============

See accompanying notes to financial statements

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Peabodys Coffee, Inc. (the "Company") is a retailer and marketer of certified organic specialty coffee beverages and packaged coffees. The Company owns and operates retail espresso coffee bar kiosks in a variety of institutional locations throughout California. The Company has also established wholesale operations to enter the mass retail markets through the sale of packaged whole bean coffees in supermarkets, specialty food stores and other mass retail venues under its Black Rhino Coffee(TM) brand.

Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents
The Company consists of highly liquid instruments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk for cash and cash equivalents.

Allowance for Doubtful Accounts
The company provides an allowance for accounts receivable it believes it may not collect in full. It evaluates collectibility of its accounts based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations such as bankruptcy, it records a specific reserve. For all other customers, the Company recognized reserves for bad debts based on current and historical collection experience. Accounts receivable are considered delinquent based on contractual terms. The company does not charge interest on delinquent accounts.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are primarily accounted for on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. The amortization of site improvements is based on the shorter of the lease term or the life of the improvement.

The estimated lives used in determining depreciation and amortization are:

                      Buildings                                         10 Years
                      Equipment                                        5-7 Years
                      Leasehold Improvements                             7 Years
                      Furniture and Fixtures                           5-7 Years

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Advances for Future Conversion of Warrants
As part of the 2003 Debenture agreement (see Footnote 9, Secured Convertible Debenture), an investor remits funds in the amount of $50,000 monthly, which is 50,000 warrants at $1.00 per warrant, increasing the liability. When the investor converts all or a portion of the outstanding convertible debenture, they are obligated to exercise an equal amount of warrants at an exercise price of $1.00 per share and therefore relieving the liability.

Revenue Recognition
Revenue from retail operations is recognized upon deposit of cash and/or credit card settlements. Revenue from wholesale sales is recognized when shipped.

Shipping and Handling
Freight in and freight out for wholesale production and sales is recorded as a cost of goods sold. Shipping and handling for our retail sites is captured in general and administrative expenses.

Stock Options
At March 31, 2004 the Company has one stock-based employee compensation plans. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                         March 31, 2004             March 31, 2003
                                                                         --------------             --------------

  Net Income, as reported                                                 $ (1,270,772)              $ (1,713,691)
  Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards                       (1,803)                   (51,272)

  Pro Forma Net Income                                                      (1,272,575)                 (1,764963)

  Earnings Per Share:
     Basic and diluted net income per share - as reported                        (0.04)                     (0.09)
     Basic and diluted net income per share - pro forma                          (0.04)                     (0.06)

  Weighted average fair value of options granted to employees during the year     0.00                       0.35


Accounting for Long-Lived Assets
Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

recoverable, as determined by a non-discounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. During the year ending March 31, 2004 we wrote off $40,930 of Goodwill and $4,091 of corresponding Accumulated Amortization. The write-off was due to the sale of one of our kiosk sites that There has been no impairment recognized in these financial statements.

Intangibles
Goodwill represents the excess of acquisition costs over the fair value of assets acquired. It is the Company's policy that goodwill and certain intangible assets with indeterminable lives be evaluated based on the ongoing profitability of the assets in order to determine if any impairment of the net value has occurred.

Non-compete agreements and other intangible assets with determinable lives, if any, are amortized on a straight-line basis over the term of the agreement or estimated useful life.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of computing deferred income taxes. Deferred income tax assets and liabilities result from the future tax consequences associated with temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not, that all, or some portion, of such deferred tax assets will not be realized.

Stock Transaction Costs
Transaction costs related to the sale of common shares are recorded as a reduction to capital raised by the Company.

Compensated Absences
Employees of the Company are entitled to paid vacation depending on job classification, length of service and other factors. The liability for such paid vacation time has been accrued in the accompanying financial statements.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The carrying value of long-term debt approximates fair value.

Deferred Expenses
Deferred expenses represent the deferred portion of the fair value of stock issued to a consultant for services that are being expensed over the respective lives of the contracts. The current amortization charge to operations is related to the Company receiving services in connection with the underlying agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents, money market accounts, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of such instruments. The carrying amount of debt, debentures and bridge note approximate fair value because interest rates on these instruments approximate market interest rates.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Reclassifications
Certain amounts from the March 31, 2003 financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

SFAS 149

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial position or results of operations.

SFAS 150

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 did not have any impact on our financial position or results of operations.

Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting
Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after March 31, 2004. The adoption of FIN 46 did not impact our financial position or results of operations.

SOP 03-3

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Partnership will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not impact on our financial position or results of operations.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EITF 00-21
Emerging Issue Task Force 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables, issued during the fourth quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact our financial statements.
SAB 104
In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. SAB 104 did not impact our financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

At March 31, 2004 and 2003, amounts due to and due from related parties consisted of the following:

                                                         2004          2003
                                                       --------      --------
         Receivables from related parties               $ 1,460     $   1,158
                                                        =======     =========

         Payables to related parties                   $ 13,342      $ 28,935
                                                       ========      ========

Related parties provided management, sales representation, and other services to the Company on various business issues. Fees incurred for such services during the years ended March 31, 2004 and 2003 amounted to $11,359 and $65,492, respectively.

During the years ended March 31, 2004 and 2003, the following stock option and warrant transactions occurred with members of the Company's board of directors:

                                                         2004         2003
                                                       --------     --------
         Options and warrants granted,
         prices from $.05 to $.40 per share                   -      330,000

         Options and warrants expired
         price $1.00 per share                          127,429       70,000

         Options and warrants exercised,
         price $.05 per share                                 -      240,000

         Options and warrants held at year-end,
         prices from $.05 to $1.00 per share          1,560,000    1,927,429

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has sustained operating losses since its inception and has deficits in both working capital and stockholders equity of $1,270,772 and $1,269,027, respectively, as of March 31, 2004.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 4 - INVENTORIES

At March 31, 2004 and 2003,
inventories were comprised of the following:

                                                         2004          2003
                                                       --------      --------
         Coffee                                           1,285      $ 27,515
         Other merchandise held for sale                 11,485        20,477
         Packaging and other supplies                    30,011        26,675
                                                       --------      --------
                                                       $ 42,781      $ 74,667
                                                       ========      ========

NOTE 5 - PROPERTY AND EQUIPMENT, AND INTANGIBLE ASSETS

At March 31, 2004 and 2003, property and equipment were comprised of the following:

                                                         2004          2003
                                                      ---------     ---------
         Kiosk carts                                 $   60,030     $ 156,078
         Kiosk equipment                                 57,250       148,850
         Equipment and furniture                         49,964       165,436
         Signage                                         25,119        61,507
         Site improvements                                    -        73,929
         Assets not in service                           23,456       93 ,824
                                                      ---------     ---------
                                                        224,484       699,624
         Less: accumulated depreciation                (124,223)     (428,661)
                                                      ---------     ---------
                                                      $ 100,261     $ 270,963
                                                      =========     =========

Included in other  assets at March 31,
2004 and 2003, were intangible assets comprised of the following:

                                                           2004          2003
                                                      ---------     ---------
         Amortized assets:
         Non competition agreement                    $  25,000     $  25,000
         Other identifiable intangibles                  27,341        27,341
                                                      ---------     ---------
                                                         52,341        52,341
         Less: accumulated amortization                 (39,800)      (39,800)
                                                      ---------     ---------
                                                      $  12,541     $  12,541
                                                      =========     =========

         Unamortized assets:
         Trade name                                   $  52,569     $  50,053
                                                      =========     =========

The Company recognized depreciation and
amortization expense for the years ended
March 31, 2003 and 2002 as follows:

                                                           2004          2003
                                                       --------      --------
         Depreciation                                $   48,285     $ 151,293
         Amortization                                     3,470        13,056
                                                     ----------    ----------
                                                      $  51,755     $ 164,349
                                                     ==========     =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 6 - ACCOUNTS PAYABLE

At March 31, 2004 and 2003, approximately 65% and 40% of the balances in accounts payable, respectively, have been outstanding for more than 90 days.

NOTE 7 - ACCRUED EXPENSES

At March 31, 2004 and 2003, accrued expenses were comprised of the following:

                                                       2004             2003
                                                    ---------         --------
         Accrued interest                          $   61,562       $   49,937
         Accrued wages                                 31,052           58,263
         Accrued payroll taxes                        147,295          201,145
         Estimated use tax                             40,189           32,008
         Other                                         15,592            2,156
                                                   ----------       ----------
                                                    $ 295,690        $ 343,509
                                                   ==========       ==========

The Company has accrued past due payroll tax obligations to the Internal Revenue Service and the State of California. As of March 31, 2004 and 2003, the total amounts past due were $138,727 and $181,312, respectively. The Company continues to work with the Internal Revenue Service and the State of California to resolve these issues. Subsequent to March 31, 2004, the Company has paid an additional $30,000 towards the past due obligations.

NOTE 8 - SHORT-TERM BORROWINGS

The Company periodically borrows funds to provide short-term working capital. These working capital loans are unsecured. As of March 31, 2004 and 2003, short-term borrowings were comprised of the following:

                                                          2004            2003
                                                     ---------        --------
Unsecured short-term note, payable
to a shareholder, interest only
payable monthly at 8% per annum                      $  50,000       $  50,000

Unsecured, non-interest bearing
obligation, payable to a
shareholder, due on demand                              10,000          10,000

Unsecured,  non-interest  bearing obligation,
payable to the Company's former legal counsel,
due in monthly installments of $3,000 through
July 1, 2003                                                 -           9,000

Unsecured, short-tem note, payable to
vendor, interest bearing at 8%,
through November 2004                                   51,317               -

Unsecured, short-term note, payable
to vendor, interest bearing at
7%, through February 2005                               15,235               -

Unsecured,  short-term  note,
in settlement  of  Convertible

Debenture, non-interest bearing,
payable due in monthly Installments
of $50,000, through October 5, 2004                    304,331               -
                                                     ---------      ----------

                                                    $  430,883       $  69,000
                                                    ==========       =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 9 - SECURED CONVERTIBLE DEBENTURES - CONTINUED

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

The  debentures  bear  interest  at 7 3/4%,  mature  two years  from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share. The investor agreed to make payments to our current debt holders in the amount of $50,000 per month until the debt holders are paid in full. Such payments shall be applied toward the future exercise of the warrants held by the investor.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 9 - SECURED CONVERTIBLE DEBENTURES- CONTINUED

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

NOTE 10 - LEASE OBLIGATIONS

During the year ended March 31, 2004 we rented office space on a month-to-month basis, following a lease that expired on October 31, 2003. Rental expense under the agreement amounted to $36,773 and $34,823 for the years ending March 31, 2004 and 2003, respectively.

Future minimum rental payments under these operating leases are as follows:

         Year ended March 31                                Amount
         -------------------                              --------
                  2005                                 $    46,485
                  2006                                      37,980
                  2007                                      38,930
                  2008                                      33,114
                  Thereafter                                     -
                                                       -----------
                                                          $156,509

NOTE 11 - LONG-TERM DEBT

The outstanding balance of long-term debt at March 31, 2004 and 2003 is summarized as follows:

                                                            2004         2003
                                                          --------     --------
10% note, unsecured, payable in monthly installments
of $3,136.77 including interest, through June 30, 2005    $ 64,215     $ 69,340

10% notes, unsecured, payable in monthly installments
of $106 to $212 including interest, due
through June 30, 2007                                       11,391       13,059

10% note, unsecured, payable in monthly installments
of $509.68 including interest, through June 24, 2005        34,238            -

Less current portion                                       (22,526)     (35,922)
                                                        ----------    ---------
                                                        $   87,318    $  46,477
                                                        ==========    =========

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 11 - LONG-TERM DEBT - CONTINUED

Aggregate maturities of long-term debt over the next five years are as follows:

         Year ended March 31                                          Amount
         -------------------                                        --------
                  2004                                            $   72,170
                  2005                                                32,551
                  2006                                                 3,468
                  2007                                                 1,655
                  2008                                                     -
                                                                   ---------
                                                                   $ 109,844
                                                                   =========
NOTE 12 - BRIDGE NOTE FINANCING

In May 1996, the Company issued "units" consisting of secured convertible promissory notes and warrants to purchase the Company's common stock. As of March 31, 2004 and 2003, there were $35,000 of bridge notes outstanding. The notes are secured by all assets of the Company.

The Company is obligated to make quarterly interest payments on the principal balance outstanding at nine percent (9%) per annum and was obligated to repay the principal balance in full on December 31, 1998. As of March 31, 2004 and 2003, the Company has accrued $38,430 and $32,132 of interest payable on these notes, respectively. As of March 31, 2004, the Company has not received any notice of default relating to the notes.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 13 - INCOME TAXES - CONTINUED

The Company's net operating loss carryovers and related expiration dates are as follows:

                    Expires                            Expires
      Federal      Tax Year            California     Tax Year
      -------      --------            ----------     --------
 $    480,000          2008     $               -      Expired
    1,014,000          2009                     -      Expired
    1,034,000          2010                     -      Expired
      935,000          2017                     -      Expired
      635,000          2018               317,000         2003
      585,000          2019               322,000         2004
      350,000          2021               193,000         2006
    1,710,000          2022               942,000         2007
 ------------                         -----------
    1,383,000          2023               761,000         2008
 ------------                       -------------
  $ 8,126,000                         $ 2,631,000
  ===========                         ===========

The details of deferred tax assets and liabilities are as follows:

                                                         2004         2003
                                                      --------      --------
         Deferred tax liabilities                   $        -    $        -
         Deferred tax assets                         2,260,000     1,840,000
         Valuation allowance                        (2,260,000)   (1,840,000)
                                                    ----------    ----------
         Net deferred tax asset                     $        -    $        -
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

Under the 1995 Plan, options to purchase 70,000 shares of common stock, at an exercise price of $0.80 per share, were outstanding as of March 31, 2004 and 2003.

Under the 1999 Plan, options to purchase 0 (Zero) shares and 145,429 shares of common stock, at an exercise price ranging from $0.70 to $1.00 per share, were outstanding as of March 31, 2004 and 2003.

Non-plan options to purchase 3,475,000 and 3,637,000 shares of common stock, at an exercise price ranging from $0.05 to $2.00 per share, were outstanding as of March 31, 2004 and 2003, respectively,

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion 25 and related interpretations. Accordingly, no compensation expense has been recognized in the financial statements.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 14 - STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of the stock option activity for the two years ended of March 31, 2004 follows:

                                                    Number of   Weighted-Average
                                                     Options     Exercise Price
                                                   Outstanding     Per Share
                                                  ------------  ----------------

         Balance at March 31, 2002                 2,116,279           $ .432
         Granted                                   1,175,000             .154
         Exercised                                  (474,000)            .050
         Canceled                                          -             .000
         Forfeited                                  (110,000)            .050
                                                  ----------          -------
         Balance at March 31, 2002                 3,852,429           $ .314
                                                   =========           ======
         Exercisable at March 31, 2003             3,579,879           $ .321
                                                   =========           ======

         Granted                                           -           $ .000
         Exercised                                  (160,000)            .050
         Canceled                                          -             .000
         Forfeited                                    (2,000)            .050
                                                  ----------          -------
         Balance at March 31, 2004                 3,545,000           $ .309
                                                   =========           ======
         Exercisable at March 31, 2004             3,545,000           $ .309
                                                   =========           ======

The number of options outstanding, and the exercise prices as of March 31, 2003 and 2002 are as follows:

         Exercise Price                               2004              2003
         --------------                             --------          --------
           $ 0.05                                  1,600,000         1,562,000
           $ 0.15                                    250,000           250,000
           $ 0.20                                    545,000           545,000
           $ 0.25                                          -           200,000
           $ 0.35                                    200,000           200,000
           $ 0.40                                    380,000           380,000
           $ 0.50                                    200,000           200,000

NOTE 14 - STOCK OPTIONS AND WARRANTS (CONTINUED)

           $ 0.70                                          -           127,429
           $ 0.80                                     70,000            70,000
           $ 1.00                                    100,000           118,000
           $ 1.50                                    100,000           100,000
           $ 2.00                                    100,000           100,000
                                                   ---------         ---------
                                                   3,545,000         3,852,429
                                                   =========         =========

A summary of the warrant activity for the two years ended of March 31, 2004 follows:

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                                                     Weighted-
                                                      Number of       Average
                                                      Warrants    Exercise Price
                                                     Outstanding     Per Share
                                                     -----------  --------------
         Balance at March 31, 2002                    1,359,907       $ .872
         Granted                                      1,919,000         .214
         Exercised                                            -         .000
         Canceled                                      (294,000)        .400
         Forfeited                                     (350,000)        .794
                                                     ----------       ------
         Outstanding and
          exercisable at March 31, 2003               2,634,907       $ .456
                                                      =========       ======

         Granted                                      4,000,000       $ .653
         Exercised                                   (1,285,000)        .125
         Canceled                                             -         .000
         Forfeited                                     (297,537)        .907
                                                      ---------       ------
         Outstanding and
          exercisable at March 31, 2004               5,052,370       $ .548
                                                     ==========       ======

The number of warrants outstanding,
and the exercise prices as of March 31, 2004 and 2003 are as follows:

         Exercise Price                                2004          2003
         --------------                              --------      --------
           $ 0.0003                                         -       300,000
           $ 0.01                                     100,000       100,000
           $ 0.08                                   1,875,000             -
           $ 0.10                                     150,000       150,000
           $ 0.25                                     200,000     1,350,000
           $ 0.35                                     100,000             -
           $ 0.40                                      15,000        15,000
           $ 0.50                                     200,000       200,000
           $ 0.70                                           -        92,500
           $ 1.00                                   2,412,370       227,407
           $ 2.00                                           -       100,000
           $ 2.50                                           -       100,000
                                                   ----------     ---------
                                                    5,052,370     2,634,907
                                                    =========     =========

NOTE 15 - EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the years ended March 31, 2004 and 2003, were approximately 28,857,872 and 20,578,034, respectively.

Common stock equivalents are the net additional number of shares that would be issuable upon the exercise of the outstanding common stock options and warrants. For the years ended March 31, 2004 and 2003, fully diluted earnings per common share are equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans and warrants are anti-dilutive and therefore not included.

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 16 - SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS

Non-cash investing and financing transactions for the years ended March 31, 2004 and 2003 are as follows:

                                                          2004          2003
                                                        --------      --------
Issuance of Common Stock in Exchange for
Discharge of Obligations on Long-term Borrowings,
Trade Payables, and Other Liabilities                          -     $ 300,356

Issuance of common stock from conversion of
Convertible Debenture (Inclusive of Accrued
Interest)                                                406,073             -

Issuance of Common Stock from Exercise of Warrants       110,000             -

Issuance of Common Stock as Part of Settlement Costs      30,000             -

Issuance of Common Stock in Exchange for
Services Provided                                         30,750        96,500

Issuance of Note Payable in Exchange for Convertible
Debenture                                                403,207             -

Issuance of Note Payable in Exchange for Convertible
Debenture                                                151,124             -

Trade Payables and Accrued Expenses Forgiven                   -       138,619

Conversion of Trade Payables to Notes Payable            127,067        89,557

Credit Memos Issued to customers for Slotting Agreements   7,250        82,500

Write-Off of Fully Depreciated Assets                    133,462             -

NOTE 17 - FORGIVENESS OF DEBT

There was no forgiveness of debt for the year ending March 31, 2004. Forgiveness of debt was $138,619 for the year ending March 31, 2003. Significant transactions relating to forgiveness of debt are explained in the following paragraph.

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

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

The Company's kiosks are located throughout California. The Company's four major clients represent 59% and 47% of its gross revenues, with the largest client in each year representing 18% and 13% for the years ended March 31, 2004and 2003, respectively.

As of March 31, 2004 and 2003, the Company's officers and directors own approximately 9.7% and 13%, respectively, of the outstanding shares of common stock. The Company's dividend policy, as well as

NOTE 19 - CONCENTRATIONS - CONTINUED

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

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these contingencies would not have a material adverse effect on the Company's results of operations or financial condition at March 31, 2004 and 2003.

NOTE 21 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In March 2004 the following adjustments were made:

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

Depreciation was overstated by $33,741 due to an incorrect recurring monthly entry. The correction was offset against Accumulated Depreciation.

Certain trade payables vendor entered into agreements to convert accounts in arrearage to notes payable. There were three vendors that converted past due accounts payable totaling $120,097.

Fully depreciated assets totaling $133,462 were written off against accumulated depreciation.

NOTE 22 - SEGMENT REPORTING

We have determined that we have two reportable segments: retail and wholesale. Retail segment represents sales through our California retail sites. Wholesale represents sales to supermarkets/distribution centers. The reportable segments are business units that sell our coffee products through distinct distribution channels as required by SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information".

The following segment information is prepared on the basis of management's review of financial information and it's decision-making process.



                                                                           Retail       Wholesale          Total
   2004
   Net Sales                                                            1,380,443         309,465      1,689,908
   Cost of Goods Sold                                                     619,711         174,437        794,148
                                                                  ---------------- --------------- --------------
       Gross Profit                                                       760,732         135,028        895,760

   Employee Compensation & Benefits                                       612,654               -        612,654
   General & Administrative                                                71,744          46,173        117,917
   Occupancy                                                              159,752               -        159,752
                                                                  ---------------- --------------- --------------
      Total Operating Expenses                                            844,150          46,173        890,323

                                                                  ---------------- --------------- --------------
      Total Operating Income/(Loss)                                      (83,418)          88,855          5,437
                                                                  ================ =============== ==============

   2003
   Net Sales                                                            2,252,268         106,862      2,359,130
   Cost of Goods Sold                                                     897,109          70,090        967,199
                                                                  ---------------- --------------- --------------
       Gross Profit                                                     1,355,159          36,772      1,391,931

   Employee Compensation & Benefits                                       854,529               -        854,529
   General & Administrative                                                92,317          20,232        112,549
   Occupancy                                                              247,496               -        247,496
                                                                  ---------------- --------------- --------------
      Total Operating Expenses                                          1,194,342          20,232      1,214,574
                                                                  ---------------- --------------- --------------

                                                                  ---------------- --------------- --------------
      Total Operating Income/Loss                                         160,817          16,540        177,357

                              PEABODYS COFFEE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

6.3***                     Amendment No. 1--Arrosto Asset Purchase Agreement

6.4***                     Amendment No. 2--Arrosto Asset Purchase Agreement

6.5                        Manufacturers Representative Agreement.

6.6****                    Securities Purchase Agreement for the Convertible
                           Debentures.

31.1 Certification of the Principal Executive Officer and Principal Financial Officer of Peabodys Coffee, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Principal Executive Officer and Principal Financial Officer of Peabodys Coffee, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 2.   DESCRIPTION OF EXHIBITS

      The Company has provided each of the required exhibits which are set forth on the exhibit index.

                                   SIGNATURES

      In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEABODYS COFFEE, INC.,
                                          A Nevada Corporation



                                          By: /S/ Todd Tkachuk
                                              ----------------------------------
                                              Todd Tkachuk, President

                                          Date: July 14, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

[DELETE CONFORMED SIGNATURE IF DO NOT SIGN]

Signature             Title                                           Date
---------             -----                                           ----
/S/ Todd N. Tkachuk   President, Chief Financial Officer,          July 14, 2003
Todd N. Tkachuk       and Director (Principal Executive
                      Officer and Principal Financial Officer)


/S/ Roman Kujath      Director                                     July 14, 2003
-------------------
Roman Kujath


/S/ Barry Gibbons     Director                                     July 14, 2003
-----------------
Barry Gibbons


/S/ David Lyman       Director                                     July 14, 2003
----------------
David Lyman


/S/ Richard Azevedo   Director                                     July 14, 2003
-------------------
Richard Azevedo