Form 10QSB
period 2004-06-30
PEABODYS COFFEE INC/NV
filed 2004-08-23
CIK 1046998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                        COMMISSION FILE NUMBER 000-28595

                              PEABODYS COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                      87-0468654
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or organization)


660 Commerce Drive, Ste. B, Roseville, CA                      95678
(Address of Principal Executive Offices)                     (Zip Code)


                                 (916) 788-2630
                           (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to the Form 10-QSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 39,645,312 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                              PEABODYS COFFEE, INC.
                                TABLE OF CONTENTS



       DESCRIPTION                                                       PAGE

       PART I - FINANCIAL INFORMATION

       1. Financial Statements 3

       2. Management's Discussion and Analysis 6

       3. Controls and Procedures 16


       PART II

       1. Legal Proceedings 17

       2.  Unregistered Sales of Equity Securities and Use of Proceeds   17

       3. Defaults Upon Senior Securities 17

       4.  Submission of Matters to a Vote of Security Holders           17

       5. Other Information 17

       6. Exhibits 17


       SIGNATURES                                                        18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PEABODYS COFFEE, INC.
                          BALANCE SHEETS
                      JUNE 30, 2004 AND 2003

                                                                  2004            2003
                                                                  ----            ----
ASSETS

Current Assets
        Cash                                                   $     2,100    $     7,270
        Accounts Receivable                                         52,379         52,180
        Inventories                                                 42,071         54,462
        Prepaid Expenses                                            36,868         25,722
                                                               -----------    -----------
           Total Current Assets                                    133,418        139,634

        Property and Equipment (Net)                               104,417        164,170
        Goodwill (Net)                                                  --             --
        Depositis and Other Assets                                  72,795         84,561

                                                               -----------    -----------
        Total Assets                                           $   310,630    $   388,365
                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Cash Overdraft                                         $    43,665    $        --
        Accounts Payable                                           250,870        390,557
        Accrued Expenses                                           282,129        305,372
        Short-Term Borrowings                                      310,872         60,000
        Current Portion of Long-Term Debt                           99,931         35,988
        Secured Convertible Debentures                             229,146        687,000
        Bridge Note Financing                                       35,000         35,000
        Current Portion of Deferred Revenue                         12,500         12,500
        Advances from Future Conversion of Warrants                271,460             --
                                                               -----------    -----------
           Total Current Liablilities                            1,535,573      1,526,417

Long-Term Liabilities
        Long-Term Debt (Net of Current Protion)                      8,255         45,776
        Deferred Revenues (Net of Current Portion)                       0         12,500

                                                               -----------    -----------
           Total Liabilities                                     1,543,828      1,584,693

Stockholders' Deficit
        Common Stock
           Authorized - 50,000,000 Shares
           Issued and outstanding, 39,645,312 and 22,980,616
              @ $.001 Par Value                                     39,645         23,006

        Additional Paid In Capital                               6,900,694      6,289,204
        Deferred Expenses                                          (27,499)       (49,999)
        Accumulated Deficit                                     (8,146,038)    (7,458,539)

                                                               -----------    -----------
           Total Stockholders' Deficit                          (1,233,198)    (1,196,328)

                                                               -----------    -----------
        Total Liabilities & Stockholders' Deficit              $   310,630    $   388,365
                                                               ===========    ===========

                        PEABODYS COFFEE, INC.
                         STATEMENTS OF LOSS
                     FOR THE THREE MONTHS ENDED
                       JUNE 30, 2004 AND 2003

                                                       2004        2003
                                                       ----        ----

Sales                                                 301,708     545,093

Cost of Sales                                         134,476     232,301
                                                     --------    --------

             Gross Profit                             167,232     312,792

Operating Expenses
        Employee Compensation and Benefits            144,337     304,452
        General and Administrative Expenses            54,177      97,953
        Occupancy                                      27,080      66,333
        Director and Professional Fees                 47,114     121,876
        Depreciation and Amortization                   5,853      29,442
        Gain/Loss on Disposal of Assets                  (600)         --
        Other Operating Expenses                           --          --
                                                     --------    --------
             Total Operating Expenses                 277,961     620,056

             Operating Loss                          (110,729)   (307,264)

        Other Income                                       --     (81,373)
        Legal Expense - Former Director                    --          --
        Financing Costs - Secured Convertible Debt         --          --
        Interest and Other Expenses                   (15,219)   (270,534)

             Net Loss Before Extraordinary Items     (125,948)   (659,171)

        Extraordinary Item                                 --          --
        Forgiveness of Debt                            50,050          --

                                                     --------    --------
Net Loss                                              (75,898)   (659,171)
                                                     ========    ========

Earnings Per Share
        Basic (Weighted Average)
            Net Loss Before Extraordinary Items        (0.003)     (0.020)
            Extraordinary Items                         0.001       0.000
                                                     --------    --------
            Net Loss Before Extraordinary Items        (0.002)     (0.020)

                              PEABODYS COFFEE, INC.
                             STATEMENTS OF CASH FLOW
                             JUNE 30, 2004 AND 2003

                                                                         2004          2003
                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                         $ (75,898)   $(659,171)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH APPLIED
     TO OPERATING ACTIVITIES:
       Depreciation & Amortization                                        5,853       27,171
       Gain/Loss on Disposal of Assets                                       --       89,485
       Non-Cash Consulting Fees                                              --       13,332
       Financing Costs - Secured Convertible Debenture                       --      250,000
      Debt Forgiveness                                                  (50,050)          --
      Recognition of Deferred Revnue                                     (3,125)          --

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable                                               30,317      (35,213)
       Inventories                                                          709       20,205
       Prepaid Expenses                                                 (16,214)      22,732
       Deposits and Other Assets                                          8,314        7,905
       Cash Overdraft                                                    21,956      (24,654)
       Account Payable & Accrued Expenses                                 9,707       (5,828)
       Deferred Revenue                                                      --       25,000
       Deferred Expenses                                                  3,333           --
                                                                      ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          (65,098)    (269,036)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Assets                                              --          320
   Additions to Property and Equipment                                       --       (9,884)
   Additions to Trade Name Costs                                         (2,158)      (3,200)
   Changes in Valuation of Goodwill                                          --       36,839
                                                                      ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           (2,158)      24,075

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Secured Convertible Debentures                  --      250,000
   Conversion of Secured Debentures to Common Stock                          --
   Repayments of Short-Term Borrowings                                   (4,721)      (9,000)
   Principal Reductions of Notes Payable                                 (3,024)        (635)
   Proceeds on Advances on Future Conversion of Warrants                 75,000           --
   Serivces for Common Stock                                              5,750
                                                                      ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           67,256      246,115

NET DECREASE IN CASH                                                          0        1,154
CASH AT MARCH 31ST                                                        2,100        6,116
                                                                      ---------    ---------
CASH AT JUNE 30TH                                                     $   2,100        7,270
                                                                      =========    =========


OTHER SIGNIFICANT NON-CASH TRANSACTIONS
         Direct Payment to Note Holder from Convertible Debt Holder     125,000           --
         Sale of Warrants                                                98,540           --
         Conversion of Convertible Debt to Common Stock                   9,854       65,767
         Conversion of Accounts Payable to Property and Equipment         9,710           --

                                     PART I
                             FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The preparation of this section requires us to make estimates and assumptions about our past, current and future activities, business practices, and financial records. Actual results may differ from these estimates and assumptions. Foreseeable risks and uncertainties are described elsewhere in this report and in detail under "Risk Factors Affecting the Company".

SUMMARY

      For the quarter ended June 30, 2004, the Statements of Loss show a 44.7% decrease in sales and a 46.4% decrease in gross profit over the prior year. We incurred a net loss for the quarter ended June 30, 2004 of $75,898.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES

      Net revenues for the quarter ended June 30, 2004 decreased 44.7% to $301,708 from $545,093 for the corresponding period in fiscal 2003. This decrease was primarily due to lost revenue of approximately $274,800 resulting from the sale or closure of six university kiosk locations, one hospital kiosk locations and one retail store. Revenues for our packaged Black Rhino Coffee(TM) products for the quarter ended June 30, 2004 increased 21.5% to $63,225 from $52,024 for the corresponding period in fiscal 2003. During the quarter ended June 30, 2004, we reduced inventory levels for all wholesale Black Rhino Coffee(TM) customers in preparation for seasonal reductions in consumer purchases. Black Rhino Coffee(TM) sales accounted for approximately 21.0% of our total revenue for the quarter ended June 30, 2004. For the quarter ended June 30, 2004, kiosk and retail outlet revenue decreased 52.5% to $233,577 from $492,065 for the same period in fiscal 2003. Kiosk and retail outlet revenue was generated from four different clients, with the largest client representing 28.0% of total net revenue.

COSTS OF GOODS SOLD

      Cost of goods sold for the quarter ended June 30, 2004 decreased to $134,476 from $232,301 for the same period in fiscal 2003. As a percentage of net revenues, cost of goods sold increased to 44.6% for the quarter ended June 30, 2004 from 42.8% for the comparable period in fiscal 2003. The increase was primarily due to a shift in the sales mix resulting from increased Black Rhino Coffee(TM) revenues as percentage of total net revenues. For the quarter ended June 30, 2004, net revenues for Black Rhino Coffee(TM) represented 21.0% of total revenues as compared to 9.5% for the comparable period in fiscal 2003. Cost of goods sold for our Black Rhino Coffee(TM) product line was 49.5% for the quarter ended June 30, 2004.

OPERATING EXPENSES

      Employee compensation and benefits for the quarter ended June 30, 2004 decreased to $144,337 from $304,452 for the same period in fiscal 2003. As a percentage of net revenues, employee compensation and benefits decreased to 47.8% for the quarter ended June 30, 2004 from 55.9% for the comparable period in fiscal 2003. The decrease as a percentage of net revenues was primarily due to the elimination of administrative and corporate level positions associated with the restructuring of our central costs. Employee compensation for

                                     PART I
                             FINANCIAL INFORMATION

administrative and corporate level employees for the quarter ended June 30, 2004 decreased to $30,581 from $58,074 for the same period in fiscal 2003. The $27,493 decrease in administrative and corporate level employee compensation represents 8.7% of net revenues for the quarter end June 30, 2004.

      General and administrative expenses for the quarter ended June 30, 2004 decreased to $54,177 from $97,953 for the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses remained at 18.0% for the quarter ended June 30, 2004 and for the comparable period in fiscal 2003.

      Occupancy costs for the quarter ended June 30, 2004 decreased to $27,080 from $97,953 for the same period in fiscal 2003. As a percentage of net revenues, occupancy costs for the quarter ended June 30, 2004 were 9.0% from 12.2% for the comparable period in fiscal 2003. The decrease in occupancy costs as a percentage of net revenues is primarily due to the relocation of our corporate office.

      Director and professional fees for the quarter ended June 30, 2004 decreased to $47,114 from $121,876 for the same period in fiscal 2003. As a percentage of net revenues, director and professional fees decreased to 15.6% for the quarter ended June 30, 2004 from 22.4% for the comparable period in fiscal 2003. The decrease was primarily due to the expiration of various consulting contracts associated with obtaining growth financing and penetrating new markets with our packaged consumer brand of Black Rhino Coffee(TM).

      Operating losses for the quarter ended June 30, 2004 decreased to $110,729 from $307,264 for the same period in fiscal 2003. As a percentage of net revenues, operating losses decreased to 36.7% for the quarter ended June 30, 2004 from 71.5% for the comparable period in fiscal 2003. The decreased operating loss is primarily due to reductions in operating expenses associated with the disposal of retail kiosks and increased profitability resulting from packaged Black Rhino Coffee(TM) sales.


NET LOSS

      Net loss for the quarter ended June 30, 2004 decreased to $75,898 from $659,171 for the same period in fiscal 2003. As a percentage of net revenues, net losses decreased to 25.2% for the quarter ended June 30, 2004 from 120.9% for the comparable period in fiscal 2003. Net loss reflects debt forgiveness income of $50,050 for the quarter ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As the accompanying financial statements show, for the quarter ended June 30, 2004, we had a net operating loss of $110,729, and an overall net loss of $75,898. At June 30, 2004, we had a working capital deficit of $1,402,155, and a shareholders' deficit of $1,233,198.

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

                                     PART I
                             FINANCIAL INFORMATION

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

      Our operating activities decreased cash by $65,098 for the quarter ended June 30, 2004. Net loss of $75,898 was the primary reason for the decrease.

      We had net cash provided from financing activities for the quarter ended June 30, 2004 totaling $67,256. During the quarter we received $75,000 for advances on future conversion of warrants and made payment against principal on notes and short term borrowings of $7,745.



RISK FACTORS AFFECTING THE COMPANY

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

      We incurred net losses of $75,898 for the quarter ended June 30, 2004 and $659,171 for the quarter ended June 30, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of Black Rhino Coffee(TM). Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.


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

                                     PART I
                             FINANCIAL INFORMATION

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

                                     PART I
                             FINANCIAL INFORMATION


A SMALL NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE AND IF WE ARE UNABLE TO MAINTAIN OUR CURRENT CUSTOMER BASE OR ATTRACT A NEW CUSTOMER BASE WE WILL BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

      Our four largest clients represent 59.4% of our gross revenue for the quarter ended June 30, 2004. The four largest clients represented 47.4% of the gross revenue for the year ended June 30, 2003. We would likely experience a material decline in revenues if we were to lose any of our major clients.

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

                                     PART I
                             FINANCIAL INFORMATION

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

      As of August 20, 2004, we had 39,645,313 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 42,719,361 shares of common stock at current market prices, and outstanding warrants and options to purchase 9,519,836 shares of common stock, including, 2,291,460 shares of common stock issued pursuant to the Securities Purchase Agreement dated December 5, 2003. In addition, pursuant to the Plan and Agreement of Reorganization and merger we assumed the rights and obligations or convertible promissory noted that are convertible into 75,604 shares. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of August 20, 2004 of $0.05.



                                                  Number               % of
% Below      Price Per       With Discount      of Shares          Outstanding
Market          Share          at 20%           Issuable              Stock
------          -----          ------           --------              -----

25%            $.0375          $.03              81,728,740           67.34%
50%            $.025           $.02             123,738,840           75.73%
75%            $.0125          $.01             249,769,140           86.30%


      As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

                                     PART I
                             FINANCIAL INFORMATION

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

                                     PART I
                             FINANCIAL INFORMATION

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

      As of June 30, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 9.7% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:


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


ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

                                     PART I
                             FINANCIAL INFORMATION

      Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004 ("the Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

(b) Changes in internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over the financial reporting.

                              PEABODYS COFFEE, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

For the quarter ended June 30, 2004, the Company is not aware of any legal or governmental proceeding to which it became a party.

ITEM 2   CHANGE IN SECURITIES
None.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

In the three months ended on June 30, 2004, there have not been any material defaults upon senior securities.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended on June 30, 2004, there have been no submissions of matters to a vote of security holders.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS


      31.1 Certification of the Chief Executive Officer and Principal Financial Officer of Peabodys Coffee, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer and Principal Financial Officer of Peabodys Coffee, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              PEABODYS COFFEE, INC.


SIGNATURES


      In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PEABODYS COFFEE, INC.,
                                                   A Nevada Corporation



                                                   By:  /s/ Todd Tkachuk
                                                        -----------------------
                                                        Todd Tkachuk, President

                                                   Date: August 23, 2004


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature             Title                                             Date

/s/ Todd N. Tkachuk   President, Chief Financial Officer and Director   August 23, 2004
--------------------  (Principal Executive Officer and Principal
Todd N. Tkachuk       Financial Officer


/s/ Roman Kujath      Director                                          August 23, 2004
--------------------
Roman Kujath


/s/ Barry Gibbons     Director                                          August 23, 2004
--------------------
Barry Gibbons


/s/ David Lyman       Director                                          August 23, 2004
--------------------
David Lyman


/s/ Richard Azevedo   Director                                          August 23, 2004
--------------------
Richard Azevedo