Form 10QSB
period 2004-09-30
PEABODYS COFFEE INC/NV
filed 2004-12-27
CIK 1046998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to the Form 10-QSB. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 40,215,260 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                              PEABODYS COFFEE, INC.
                               TABLE OF CONTENTS

CONTENTS
--------

PART I - FINANCIAL INFORMATION

1. Financial Statements

2. Management's Discussion and Analysis

3. Controls and Procedures


PART II

1. Legal Proceedings

2. Unregistered Sales of Equity Securities and Use of Proceeds

3. Defaults Upon Senior Securities

4. Submission of Matters to a Vote of Security Holders

5. Other Information

6. Exhibits


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PEABODYS COFFEE, INC.
                             BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND 2003

                                                                   2004           2003
                                                                   ----           ----
ASSETS
Current Assets
         Cash                                                   $     1,600    $     3,509
         Accounts Receivable                                         26,198         13,938
         Inventories                                                 38,809         76,308
         Prepaid Expenses                                             7,085          5,804
                                                                -----------    -----------
            Total Current Assets                                     73,692         99,559

         Property and Equipment (Net)                                88,337        161,678
         Depositis and Other Assets                                  72,495         93,761

                                                                -----------    -----------
         Total Assets                                           $   234,524    $   354,998
                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
         Cash Overdraft                                         $     7,653    $    25,515
         Accounts Payable                                           381,940        429,925
         Accrued Expenses                                           207,322        307,331
         Short-Term Borrowings                                      231,951        185,732
         Current Portion of Long-Term Debt                          100,163             --
         Secured Convertible Debentures                             218,339        498,000
         Bridge Note Financing                                       35,000         35,000
         Current Portion of Deferred Revenue                          9,375         12,500
         Advances from Future Conversion of Warrants                411,460             --
                                                                -----------    -----------
            Total Current Liablilities                            1,603,203      1,494,003

Long-Term Liabilities
         Long-Term Debt (Net of Current Protion)                      5,938         37,380
         Deferred Revenues (Net of Current Portion)                      --          9,375

                                                                -----------    -----------
            Total Liabilities                                     1,609,141      1,540,758

Stockholders' Deficit
         Common Stock
            Authorized - 50,000,000 Shares
            Issued and outstanding, 40,215,260 and 29,237,760
               @ $.001 Par Value                                     40,215         29,238

         Additional Paid In Capital                               6,920,931      6,484,208
         Deferred Expenses                                          (24,166)       (36,667)
         Accumulated Deficit                                     (8,311,597)    (7,662,539)

                                                                -----------    -----------
            Total Stockholders' Deficit                          (1,374,617)    (1,185,760)

                                                                -----------    -----------
         Total Liabilities & Stockholders' Deficit              $   234,524    $   354,998
                                                                ===========    ===========

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                    PEABODYS COFFEE, INC.
                     STATEMENTS OF LOSS
                 SEPTEMBER 30, 2004 AND 2003

                                                              FOR THE                  FOR THE
                                                         SIX MONTHS ENDED          THREE MONTHS ENDED

                                                        2004         2003          2004          2003
                                                        ----         ----          ----          ----
Sales                                                  556,012     1,009,210       254,304       464,116

Cost of Sales                                          257,656       447,597       123,179       214,278

                                                    ----------    ----------    ----------    ----------
            Gross Profit                               298,356       561,613       131,125       249,838

Operating Expenses
       Employee Compensation and Benefits              268,372       524,330       124,035       219,878
       General and Administrative Expenses             141,424       188,123        87,246        90,170
       Occupancy                                        51,021       127,340        23,941        61,007
       Director and Professional Fees                   91,776       185,878        44,662        64,002
       Depreciation and Amortization                    11,032        43,210         5,179        13,768
       Gain/Loss on Disposal of Assets                  (4,400)       74,857        (3,800)       (6,516)
       Other Operating Expenses                             --            --            --            --
                                                    ----------    ----------    ----------    ----------
            Total Operating Expenses                   559,225     1,143,738       281,263       442,309

            Operating Loss                            (260,869)     (582,125)     (150,138)     (192,471)

       Other Income                                                       --            --            --
       Legal Expense - Former Director                      --            --            --            --
       Financing Costs - Secured Convertible Debt                         --            --            --
       Interest and Other Expenses                     (26,888)     (289,274)      (11,669)      (18,740)

            Net Loss Before Extraordinary Items       (287,757)     (871,399)     (161,807)     (211,211)

       Extraordinary Item                                   --            --            --            --
       Forgiveness of Debt                              46,300         8,228        (3,750)        7,212

                                                    ----------    ----------    ----------    ----------
Net Loss                                              (241,457)     (863,171)     (165,557)     (203,999)
                                                    ==========    ==========    ==========    ==========

Earnings Per Share
       Basic (Weighted Average)
           Net Loss Before Extraordinary Items          (0.007)       (0.030)       (0.004)       (0.010)
           Extraordinary Items                           0.001         0.000        (0.000)        0.000
                                                    ----------    ----------    ----------    ----------
           Net Loss Before Extraordinary Items          (0.006)       (0.030)       (0.004)       (0.010)

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                              PEABODYS COFFEE, INC.
                             STATEMENTS OF CASH FLOW
                           SEPTEMBER 30, 2004 AND 2003

                                                                         2004         2003
                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                         $(241,457)   $(863,171)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH APPLIED
     TO OPERATING ACTIVITIES:
       Depreciation & Amortization                                       17,698       43,510
       Gain/Loss on Disposal of Assets                                   (3,800)      80,870
       Non-Cash Consulting Fees                                              --       13,332
       Financing Costs - Secured Convertible Debenture                       --      250,000
       Debt Forgiveness                                                 (50,050)      (7,212)
       Recognition of Deferred Revnue                                    (6,250)          --

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable                                               56,497       (3,520)
       Inventories                                                        3,971        1,641
       Prepaid Expenses                                                  13,569      (42,650)
       Deposits and Other Assets                                          8,314       17,200
       Cash Overdraft                                                   (14,057)         871
       Account Payable & Accrued Expenses                                64,715       32,729
       Deferred Revenue                                                      --        9,375
                                                                      ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         (150,850)    (467,025)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Assets                                          15,000      116,049
   Additions to Property and Equipment                                       --      (26,224)
   Additions to Trade Name Costs                                         (2,158)          --
   Changes in Valuation of Goodwill                                          --       36,839
                                                                      ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           12,842      126,664

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Issuance of Notes Payable                                   --       82,000
   Proceeds from Issuance of Secured Convertible Debentures                  --      267,004
   Conversion of Secured Debentures to Common Stock                          --       (2,000)
   Principal Reductions of Debt                                        (212,492)     (10,304)
   Proceeds on Advances on Future Conversion of Warrants                350,000           --
   Serivces for Common Stock                                                           1,554
                                                                      ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          137,508      338,254

NET DECREASE IN CASH                                                       (500)      (2,107)
CASH AT MARCH 31ST                                                        2,100        5,616
                                                                      ---------    ---------
CASH AT SEPTEMBER 30TH                                                $   1,600        3,509
                                                                      =========    =========

OTHER SIGNIFICANT NON-CASH TRANSACTIONS
         Direct Payment to Note Holder from Convertible Debt Holder     200,000           --
         Sale of Warrants                                               108,540           --
         Conversion of Convertible Debt to Common Stock                  20,661       65,767
         Conversion of Accounts Payable to Property and Equipment         9,710           --

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

SUMMARY

      For the quarter ended September 30, 2004, the Statements of Loss show a 45.2% decrease in sales and a 47.5% decrease in gross profit over the prior year. We incurred a net loss for the quarter ended September 30, 2004 of $165,557.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

      Net revenues for the quarter ended September 30, 2004 decreased 45.2% to $254,304 from $464,116 for the corresponding period in fiscal 2003. This decrease was primarily due to lost revenue of approximately $210,000 resulting from the sale or closure of two university kiosk locations, one hospital kiosk location and two retail stores. Revenues for our packaged Black Rhino Coffee(TM) products for the quarter ended September 30, 2004 decreased 67.6% to $22,198 from $68,582 for the corresponding period in fiscal 2003. During the quarter ended September 30, 2004, we reduced inventory levels for all wholesale Black Rhino Coffee(TM) customers in preparation for seasonal reductions in consumer purchases. Black Rhino Coffee(TM) sales accounted for approximately 8.7% of our total revenue for the quarter ended September 30, 2004. For the quarter ended September 30, 2004, kiosk and retail outlet revenue decreased 41.3% to $232,106 from $395,535 for the same period in fiscal 2003. Kiosk and retail outlet revenue was generated from four different clients, with the largest client representing 36.8% of total net revenue.

COSTS OF GOODS SOLD

      Cost of goods sold for the quarter ended September 30, 2004 decreased to $123,179 from $214,278 for the same period in fiscal 2003. As a percentage of net revenues, cost of goods sold increased to 48.4% for the quarter ended September 30, 2004 from 46.17% for the comparable period in fiscal 2003. The increase was primarily due to a shift in the sales mix resulting from increased Black Rhino Coffee(TM) revenues as percentage of total net revenues. For the quarter ended September 30, 2004, net revenues for Black Rhino Coffee(TM) represented 8.7% of total revenues as compared to 14.8% for the comparable period in fiscal 2003.

OPERATING EXPENSES

      Employee compensation and benefits for the quarter ended September 30, 2004 decreased to $124,035 from $219,878 for the same period in fiscal 2003. As a percentage of net revenues, employee compensation and benefits increased to 48.8% for the quarter ended September 30, 2004 from 47.4% for the comparable period in fiscal 2003. Employee compensation for administrative and corporate level employees for the quarter ended September 30, 2004 decreased to $29,548 from $37,962 for the same period in fiscal 2003.

                                     PART I
                              FINANCIAL INFORMATION

      General and administrative expenses for the quarter ended September 30, 2004 decreased to $87,246 from $90,170 for the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses increased to 34.3% for the quarter ended September 30, 2004 from 19.43% for the comparable period in fiscal 2003. The increase is due to a $22,478 cost of in-store promotions and an increase of $8,875 in one-time slotting fees.

      Occupancy costs for the quarter ended September 30, 2004 decreased to $23,941 from $61,007 for the same period in fiscal 2003. As a percentage of net revenues, occupancy costs for the quarter ended September 30, 2004 decreased to 9.4% from 13.1% for the comparable period in fiscal 2003. The decrease in occupancy costs as a percentage of net revenues is primarily due to the relocation of our corporate office.

      Director and professional fees for the quarter ended September 30, 2004 decreased to $44,662 from $64,002 for the same period in fiscal 2003. As a percentage of net revenues, director and professional fees increased to 17.6% for the quarter ended September 30, 2004 from 13.8% for the comparable period in fiscal 2003. The increase was primarily due to an $18,000 contract for an investor relations program aimed at increasing investor awareness.

      Operating losses for the quarter ended September 30, 2004 decreased to $150,140 from $192,471 for the same period in fiscal 2003. As a percentage of net revenues, operating losses increased to 59.0% for the quarter ended September 30, 2004 from 41.5% for the comparable period in fiscal 2003. The decreased operating loss is primarily due to reductions in operating expenses associated with the disposal of retail kiosks and increased profitability resulting from packaged Black Rhino Coffee(TM) sales.

NET LOSS

      Net loss for the quarter ended September 30, 2004 decreased to $165,559 from $203,999 for the same period in fiscal 2003. As a percentage of net revenues, net losses increased to 65.1% for the quarter ended September 30, 2004 from 44.0% for the comparable period in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As the accompanying financial statements show, for the quarter ended September 30, 2004, we had a net operating loss of $150,140, and an overall net loss of $165,559. At September 30, 2004, we had a working capital deficit of $1,529,512, and a shareholders' deficit of $1,374,617.

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

      We plan to address these challenges by building on the launch of our organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. Since introduction in May 2002 at the FMI supermarket convention, the brand has penetrated the shelves of approximately 600 supermarkets. The benefit of this channel of trade is that a small number of orders can significantly increase our revenues and earnings. We also believe that our transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

                                     PART I
                              FINANCIAL INFORMATION

      Our operating activities decreased cash by $500 for the six months ended September 30, 2004. Net loss of $241,457 was the primary reason for the decrease.

      We had net cash provided from financing activities for the six months ended September 30, 2004 totaling $137,508. During the quarter we received $75,000 for advances on future conversion of warrants and made payment against principal on notes and short term borrowings of $212,492.

RISK FACTORS AFFECTING THE COMPANY

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

      We incurred net losses of $241,457 for the quarter ended September 30, 2004 and $863,171 for the quarter ended September 30, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of Black Rhino Coffee(TM). Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require approximately $500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

                                     PART I
                              FINANCIAL INFORMATION

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

      In an earlier private placement, we offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. We are now obligated to make quarterly payments on the interest outstanding and to repay such Secured Notes. As of September 30, 2004, we were in default on the principal balance of the Secured Notes in the amount of $35,000 and approximately $50,000 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a noteholder has the right to:

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

                                     PART I
                              FINANCIAL INFORMATION

      Our four largest clients represent 81.5% of our gross revenue for the quarter ended September 30, 2004. Our four largest clients represented 37.2% of the gross revenue for the quarter ended September 30, 2003. We would likely experience a material decline in revenues if we were to lose any of our major clients.

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

                                     PART I
                              FINANCIAL INFORMATION

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

      As of December 26, 2004, we had 41,670,421 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 307,125,000 shares of common stock at current market prices, and outstanding warrants and options to purchase 7,985,130 shares of common stock, including, 2,257,760 shares of common stock issued pursuant to the Securities Purchase Agreement dated December 5, 2003. In addition, pursuant to the Plan and Agreement of Reorganization and merger we assumed the rights and obligations or convertible promissory noted that are convertible into 75,604 shares. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of December 21, 2004 of $0.01.

                                                                          Number                          % of
% Below             Price Per                  With Discount             of Shares                     Outstanding
Market                 Share                     at 20%                  Issuable                         Stock
------                 -----                     ------                  --------                         -----
25%                   $.0075                     $.0060                  410,250,000                      91.07%
50%                   $.005                      $.0040                  616,500,000                      93.88%
75%                   $.0025                     $.0020                1,235,250,000                      96.85%

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

                                     PART I
                              FINANCIAL INFORMATION

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

      As of September 30, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 9.7% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

      Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004 ("the Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

                                     PART I
                              FINANCIAL INFORMATION

(b) Changes in internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over the financial reporting.

                              PEABODYS COFFEE, INC.
                                     PART II
                                OTHER INFORMATION

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

For the quarter ended September 30, 2004, the Company is not aware of any legal or governmental proceeding to which it became a party.

ITEM 2 CHANGE IN SECURITIES

None.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

In the three months ended on September 30, 2004, there have not been any material defaults upon senior securities.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended on September 30, 2004, there have been no submissions of matters to a vote of security holders.

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


                                          PEABODYS COFFEE, INC.,
                                          A Nevada Corporation


                                          By:  /s/Todd N.Tkachuk
                                          --------------------------
                                          Todd Tkachuk, President

                                          Date: December 27, 2004


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                             Date
---------                                   -----                                             ----

/s/ Todd N. Tkachuk                         President, Chief Financial Officer and Director   December 27, 2004
------------------------------------------  (Principal Executive Officer and Principal
Todd N. Tkachuk                             Financial Officer


/s/ Roman Kujath                            Director                                          December 27, 2004
------------------------------------------
Roman Kujath


/s/ Barry Gibbons                           Director                                          December 27, 2004
------------------------------------------
Barry Gibbons


/s/ David Lyman                             Director                                          December 27, 2004
------------------------------------------
David Lyman


/s/ Richard Azevedo                         Director                                          December 27, 2004
------------------------------------------
Richard Azevedo