Form 10QSB
period 2004-12-31
PEABODYS COFFEE INC/NV
filed 2005-03-28
CIK 1046998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                        Commission file number 000-28595

                              PEABODYS COFFEE, INC.
                 (Name of Small Business Issuer in its Charter)

                          Nevada                                                    87-0468654
     (State or other jurisdiction of Incorporation or                  (I.R.S. Employer Identification No.)
                       organization)


         660 Commerce Drive, Ste. B, Roseville, CA                                    95678
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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date, is 41,670,421 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes |_| ; No |X|

                              PEABODYS COFFEE, INC.
                                TABLE OF CONTENTS

       CONTENTS

       PART I - FINANCIAL INFORMATION

       1. Financial Statements

       2. Management's Discussion and Analysis

       3. Controls and Procedures


       PART II

       1. Legal Proceedings

       2. Unregistered Sales of Equity Securities and Use of Proceeds

       3. Defaults Upon Senior Securities

       4. Submission of Matters to a Vote of Security Holders

       5. Other Information

       6. Exhibits


       SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PEABODYS COFFEE, INC.
                             BALANCE SHEETS
                       DECEMBER 31, 2004 AND 2003

                                                                       2004           2003
                                                                -----------    -----------
ASSETS
Current Assets
         Cash                                                   $     1,600    $     3,110
         Accounts Receivable                                         15,717         56,094
         Inventories                                                 42,570         65,862
         Prepaid Expenses                                             7,206          1,384
                                                                -----------    -----------
            Total Current Assets                                     67,093        126,450

         Property and Equipment (Net)                                83,193        132,153
         Depositis and Other Assets                                  72,195         94,706

                                                                -----------    -----------
         Total Assets                                           $   222,481    $   353,309
                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
         Cash Overdraft                                         $    12,982    $    36,166
         Accounts Payable                                           303,453        338,770
         Accrued Expenses                                           343,595        260,331
         Short-Term Borrowings                                      180,633        566,362
         Current Portion of Long-Term Debt                          103,979         82,891
         Secured Convertible Debentures                             225,776        250,000
         Bridge Note Financing                                       35,000         35,000
         Current Portion of Deferred Revenue                          6,250         12,500
         Advances from Future Conversion of Warrants                508,760             --
                                                                -----------    -----------
            Total Current Liablilities                            1,720,428      1,582,020

Long-Term Liabilities
         Long-Term Debt (Net of Current Protion)                      5,124         30,188
         Deferred Revenues (Net of Current Portion)                      --          6,250

                                                                -----------    -----------
            Total Liabilities                                     1,725,552      1,618,458

Stockholders' Deficit
         Common Stock
            Authorized - 50,000,000 Shares
            Issued and outstanding, 41,670,421 and 35,711,358
               @ $.001 Par Value                                     41,671         35,711

         Additional Paid In Capital                               6,935,739      6,685,234
         Deferred Expenses                                               --        (23,335)
         Accumulated Deficit                                     (8,480,481)    (7,962,759)

                                                                -----------    -----------
            Total Stockholders' Deficit                          (1,503,071)    (1,265,149)

                                                                -----------    -----------
         Total Liabilities & Stockholders' Deficit              $   222,481    $   353,309
                                                                ===========    ===========

                    PEABODYS COFFEE, INC.
                     STATEMENTS OF LOSS
                 DECEMBER 31, 2004 AND 2003

                                                                         FOR THE                         FOR THE
                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED

                                                                     2004            2003             2004            2003
                                                                     -----           -----            -----           ----
Sales                                                              748,266       1,377,390          192,254         368,180

Cost of Sales                                                      353,552         637,026           95,896         189,429

                                                              -------------   -------------   --------------   -------------
            Gross Profit                                           394,714         740,364           96,358         178,751

Operating Expenses
       Employee Compensation and Benefits                          394,382         720,679          126,010         196,347
       General and Administrative Expenses                         190,106         244,603           48,682          56,479
       Occupancy                                                    78,014         172,103           26,992          44,763
       Director and Professional Fees                              139,860         240,217           48,083          54,340
       Depreciation and Amortization                                16,476          68,522            5,444          25,312
       Gain/Loss on Disposal of Assets                              (4,476)              -              (77)              -
       Other Operating Expenses                                          -               -                -               -
                                                              -------------   -------------   --------------   -------------
            Total Operating Expenses                               814,362       1,446,124          255,134         377,241

            Operating Loss                                        (419,648)       (705,760)        (158,776)       (198,490)

       Other Income                                                      -         (75,300)               -            (442)
       Financing Costs - Secured Convertible Debt                        -               -                -               -
       Interest and Other Expenses                                 (36,994)       (390,605)         (10,106)       (101,332)

            Net Loss Before Extraordinary Items                   (456,642)     (1,171,665)        (168,882)       (300,264)

       Extraordinary Item                                                -           8,274                -              45
       Forgiveness of Debt                                          46,300                                -               -

                                                              -------------   -------------   --------------   -------------
Net Loss                                                          (410,342)     (1,163,391)        (168,882)       (300,219)
                                                              =============   =============   ==============   =============

Earnings Per Share
       Basic (Weighted Average)
           Net Loss Before Extraordinary Items                      (0.011)         (0.030)          (0.004)         (0.010)
           Extraordinary Items                                       0.001           0.000                -           0.000
                                                              -----------------------------   ------------------------------
           Net Loss Before Extraordinary Items                      (0.010)         (0.030)          (0.004)         (0.010)

                           PEABODYS COFFEE, INC.
                             STATEMENTS OF CASH FLOW
                            DECEMER 31, 2004 AND 2003

                                                                                         2004                      2003
                                                                                          -----                     ----
Cash Flows From Operating Activities
   Net Income                                                                        $ (410,341)             $ (1,163,391)

   Adjustments to Reconcile Net Loss to Net Cash Applied
     To Operating Activities:
       Depreciation & Amortization                                                       47,308                    68,522
       Gain/Loss on Disposal of Assets                                                   (3,800)                   75,300
       Non-Cash Consulting Fees                                                               -                    45,745
       Financing Costs - Secured Convertible Debenture                                        -                   336,805
      Debt Forgiveness                                                                  (46,300)                        -
      Recognition of Deferred Revnue                                                     (9,375)                        -

   Changes in Operating Assets and Liabilities:
       Accounts Receivable                                                               66,978                    39,136
       Inventories                                                                          211                    (8,804)
       Prepaid Expenses                                                                  13,448                    40,179
       Deposits and Other Assets                                                          8,314                     7,410
       Cash Overdraft                                                                         -                    11,522
       Account Payable & Accrued Expenses                                               145,750                    37,589
       Deferred Revenue                                                                       -                    18,750
                                                                             -------------------       -------------------
     Net Cash Provided By Operating Activities                                         (187,806)                 (491,237)

Cash Flows From Investing Activities
   Proceeds from Sale of Assets                                                          15,000                    54,000
   Additions to Property and Equipment                                                        -                   (19,879)
   Additions to Trade Name Costs                                                         (2,158)                  (17,985)
   Changes in Valuation of Goodwill                                                           -                         -
                                                                             -------------------       -------------------
     Net Cash Provided By Financing Activities                                           12,843                    16,136

Cash Flows from Financing Activities
   Proceeds from Sale of Common Stock                                                         -                   100,000
   Proceeds from Issuance of Notes Payable                                                    -                         -
   Proceeds from Issuance of Secured Convertible Debentures                                   -                   500,000
   Conversion of Secured Debentures to Common Stock                                           -                         -
   Principal Reductions of Debt                                                         (10,809)                 (127,905)
   Proceeds on Advances on Future Conversion of Warrants                                194,000                         -
   Serivces for Common Stock                                                                  -                         -
                                                                             -------------------       -------------------
     Net Cash Provided By Financing Activities                                          183,191                   472,095

Net Increase in Cash                                                                      8,228                    (3,006)
Cash At March 31st                                                                      (19,610)                   (5,406)
                                                                             -------------------       -------------------
Cash At December 31st                                                                 $ (11,382)                   (8,412)
                                                                             ===================       ===================


Other Significant Non-Cash Transactions
         Direct Payment to Note Holder from Convertible Debt Holder                     250,000                         -
         Conversion of Warrant to Common Stock                                          132,240                         -
         Conversion of Convertible Debt to Common Stock                                  13,224                         -
         Conversion of Accounts Payable to Property and Equipment                         9,710                         -

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

Results of Operations - Three Months Ended December 30, 2004 As Compared Three Months Ended December 31, 2003

Revenues

      Net revenues for the quarter ended December 31, 2004 decreased $175,926 or 47.8% to $192,254 from $368,180 for the corresponding period in fiscal 2004. This decrease was primarily due to lost revenue of approximately $135,000 resulting from the sale or closure of one hospital kiosk location and two retail stores. Revenues for our packaged Black Rhino Coffee(TM) products for the quarter ended December 31, 2004 decreased $21,077 or 46.8% to $23,950 from $45,027 for the corresponding period in fiscal 2003. The decrease in Black Rhino Coffee(TM) revenues was partially due to a reduction in distribution center inventory levels from our retail clients and the elimination of one item by our largest client. Black Rhino Coffee(TM) sales accounted for approximately 12.5% of our total revenue for the quarter ended December 31, 2004. For the quarter ended December 31, 2004, kiosk and retail outlet revenue decreased $155,482 or 48.5% to $165,179 from $320,661 for the same period in fiscal 2003. Kiosk and retail outlet revenue was generated from three different clients, with the largest client representing 41.8% of total net revenue.

Costs of Goods Sold

         Cost of goods sold for the quarter ended December 31, 2004 decreased to $95,896 from $189,429 for the same period in fiscal 2003. As a percentage of net revenues, cost of goods sold decreased to 49.9% for the quarter ended December 31, 2004 from 51.5% for the comparable period in fiscal 2003. The decrease was primarily due to a shift in the sales mix resulting from increased Black Rhino Coffee(TM) revenues as percentage of total net revenues.

Operating Expenses

      Employee compensation and benefits for the quarter ended December 31, 2004 decreased to $126,010 from $196,347 for the same period in fiscal 2003. As a percentage of net revenues, employee compensation and benefits increased to 65.5% for the quarter ended December 31, 2004 from 53.3% for the comparable period in fiscal 2003. Employee compensation for administrative and corporate level employees for the quarter ended December 31, 2004 decreased to $29,921 from $33,055 for the same period in fiscal 2003.

      General and administrative expenses for the quarter ended December 31, 2004 decreased to $48,682 from $56,480 for the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses increased to 25.3% for the quarter ended December 31, 2004 from 15.3% for the comparable period in fiscal 2003. The increase is due to an $11,511 increase for in-store promotions to support our packaged Black Rhino Coffee(TM).

      Occupancy costs for the quarter ended December 31, 2004 decreased to $26,992 from $44,763 for the same period in fiscal 2003. As a percentage of net revenues, occupancy costs for the quarter ended December 31, 2004 increased to 14.0% from 12.2% for the comparable period in fiscal 2003.

      Director and professional fees for the quarter ended December 31, 2004 decreased to $48,083 from $54,340 for the same period in fiscal 2003. As a percentage of net revenues, director and professional fees decreased to 14.2% for the quarter ended December 31, 2004 from 14.8% for the comparable period in fiscal 2003. The decrease was primarily due to a decrease in legal expense for the quarter.

         Operating losses for the quarter ended December 31, 2004 increased to $158,778 from $35,739 for the same period in fiscal 2003. As a percentage of net revenues, operating losses increased to 71.8% for the quarter ended December 31, 2004 from 9.7% for the comparable period in fiscal 2003. The increased operating loss is primarily due to a $163,195 gain recognized on settlement of early redemption of a secured convertible debenture in the quarter ended December 31, 2003.

Net Loss

      Net loss for the quarter ended December 31, 2004 decreased to $168,884 from $300,221 for the same period in fiscal 2003. As a percentage of net revenues, net losses decreased to 77.0% for the quarter ended December 31, 2004 from 81.5% for the comparable period in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

1         As the accompanying financial statements show, for the quarter ended
December 31, 2004, we had a net operating loss of $158,776, and an overall net loss of $168,882. At December 31, 2004, we had a working capital deficit of $1,653,335 and a shareholders' deficit of $1,503,071.

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

      We plan to address these challenges by continuing our efforts to develop our organic Black Rhino Coffee(TM) brand into the U.S. mass retail sector. The brand has penetrated the shelves of approximately 600 supermarkets. The benefit of this channel of trade is that a small number of orders can significantly increase our revenues and earnings. In addition, we are currently evaluating other potential channels of trade for our packaged Black Rhino Coffee(TM) products. We also believe that our transition from reliance on full-service units to an asset-light company concentrating more on brand ownership and management will reduce the capital needs for future large tangible asset acquisitions.

      Our operating activities increased cash by $8,228 for the nine months ended December 31, 2004. The reduction in net loss of $168,882 was the primary reason for the increase.

         We had net cash provided from financing activities for the nine months ended December 31, 2004 totaling $183,191. During the quarter we received $44,000 for advances on future conversion of warrants and made payment against principal on notes and short term borrowings of $10,809.



RISK FACTORS AFFECTING THE COMPANY

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.

      We incurred net losses of $168,884 for the quarter ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of Black Rhino Coffee(TM). Our possible success is dependent upon the successful development and marketing of our products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require approximately $600,000 to fund our continued operations for the next twelve months, depending on revenue from operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.


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

      In an earlier private placement, we offered and sold units, with each unit consisting of a secured promissory note ("Secured Note") and warrants to purchase common stock. We are now obligated to make quarterly payments on the interest outstanding and to repay such Secured Notes. As of December 31, 2004, we were in default on the principal balance of the Secured Notes in the amount of $35,000 and approximately $50,000 in arrears on such interest payments relating to the Secured Notes. Under the terms of the Security Agreement relating to the Secured Notes, a noteholder has the right to:

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

      Our largest client represents 41.8% of our gross revenue for the quarter ended December 31, 2004. Our two largest clients represented 71.3% of the gross revenue for the quarter ended December 31, 2004. We would likely experience a material decline in revenues if we were to lose any of our major clients.

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

         As of December 26, 2004, we had 41,670,421 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 307,125,000 shares of common stock at current market prices, and outstanding warrants and options to purchase 8,062,760 shares of common stock, including, 2,257,760 shares of common stock issued pursuant to the Securities Purchase Agreement dated December 5, 2003. In addition, pursuant to the Plan and Agreement of Reorganization and merger we assumed the rights and obligations or convertible promissory noted that are convertible into 75,604 shares. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

         Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of March 26, 2005 of $0.01.

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

         As of December 31, 2005, our executive officers, directors and affiliated persons beneficially owned approximately 7.97 % of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

         Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 ("the Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over the financial reporting.

                              PEABODYS COFFEE, INC.
                                     PART II
                                OTHER INFORMATION

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings

For the quarter ended December 31, 2004, the Company is not aware of any legal or governmental proceeding to which it became a party.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

None.


ITEM 3   Defaults Upon Senior Securities

In the three months ended on December 31, 2004, there have not been any material defaults upon senior securities.

ITEM 4   Submission of Matters to a Vote of Security Holders

During the three months ended on December 31, 2004, no matter has been submitted to a vote of security holders.

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


                                             PEABODYS COFFEE, INC.,
                                             A Nevada Corporation



                                             By:  /s/Todd N.Tkachuk
                                                  -------------------------
                                                 Todd Tkachuk, President
                                                 Date: March 28, 2005


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                             Date

/s/Todd N. Tkachuk                          President, Chief Financial Officer and Director   March 28, 2005
------------------------------------------  (Principal Executive Officer and Principal
Todd N. Tkachuk                             Financial Officer


/s/Roman Kujath                             Director                                          March 28, 2005
------------------------------------------
Roman Kujath


/s/Barry Gibbons                            Director                                          March 28, 2005
------------------------------------------
Barry Gibbons


/s/David Lyman                              Director                                          March 28, 2005
------------------------------------------
David Lyman

                                       18
<